Form 10-Q
period 2014-06-30
NATIONAL PENN BANCSHARES INC
filed 2014-08-11
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2014
Common Stock, no stated par value	139,277,767 shares

 PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	Unaudited
	June 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$138,530	$102,241
Interest-earning deposits with banks	73,384	181,282
Total cash and cash equivalents	211,914	283,523

Investment securities available-for-sale, at fair value	1,463,479	1,894,107
Investment securities held-to-maturity
(Fair value $918,176 and $452,202 for 2014 and 2013, respectively)	892,536	438,445
Other securities	64,494	63,746
Loans held-for-sale	2,275	4,951
Loans, net of allowance for loan losses of $89,848 and $96,367 for 2014 and 2013, respectively	5,313,908	5,236,901
Premises and equipment, net	110,972	96,232
Accrued interest receivable	26,953	27,130
Bank owned life insurance	150,237	147,869
Other real estate owned and other repossessed assets	1,758	1,278
Goodwill	258,279	258,279
Other intangible assets, net	5,476	6,854
Unconsolidated investments	8,205	8,713
Other assets	107,887	123,820
TOTAL ASSETS	$8,618,373	$8,591,848

LIABILITIES
Non-interest bearing deposits	$1,031,271	$970,051
Interest bearing deposits	5,077,212	5,102,527
Total deposits	6,108,483	6,072,578

Customer repurchase agreements	587,686	551,736
Repurchase agreements	50,000	50,000
Federal Home Loan Bank advances	601,246	603,232
Subordinated debentures	77,321	77,321
Accrued interest payable and other liabilities	92,229	105,115
TOTAL LIABILITIES	7,516,965	7,459,982

SHAREHOLDERS' EQUITY
Common stock, no stated par value; authorized 250,000,000 shares, issued: June 30, 2014 - 152,275,098; December 31, 2013 - 152,310,162	1,387,304	1,387,966
Accumulated deficit	(154,909)	(175,990)
Accumulated other comprehensive loss	(474)	(21,157)
Treasury stock: June 30, 2014 - 13,034,780 shares; December 31, 2013 - 6,511,411 shares	(130,513)	(58,953)
TOTAL SHAREHOLDERS' EQUITY	1,101,408	1,131,866
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,618,373	$8,591,848

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
INTEREST INCOME
Loans, including fees	$52,476	$55,260	$105,058	$110,981
Investment securities
Taxable	11,694	9,795	22,815	19,480
Tax-exempt	6,329	7,005	12,733	14,119
Deposits with banks	29	41	55	116
Total interest income	70,528	72,101	140,661	144,696
INTEREST EXPENSE
Deposits	4,671	5,831	9,444	11,745
Customer repurchase agreements	400	460	793	958
Repurchase agreements	608	623	1,209	1,342
Short-term borrowings	1	—	1	41
Federal Home Loan Bank advances	1,369	1,383	2,917	3,717
Subordinated debentures	528	550	1,057	2,015
Total interest expense	7,577	8,847	15,421	19,818
Net interest income	62,951	63,254	125,240	124,878
Provision for loan losses	—	1,500	1,251	3,000
Net interest income after provision for loan losses	62,951	61,754	123,989	121,878
NON-INTEREST INCOME
Wealth management	7,133	6,986	13,999	13,817
Service charges on deposit accounts	3,534	3,743	6,918	7,513
Insurance commissions and fees	3,209	3,326	6,806	6,593
Cash management and electronic banking fees	4,869	4,821	9,395	9,272
Mortgage banking	936	2,122	1,652	3,977
Bank owned life insurance	1,218	1,239	2,416	2,467
Earnings (losses) of unconsolidated investments	(9)	6	(486)	(8)
Gains on sale of non-performing loans	946	—	946	—
Other operating income	2,560	2,703	4,220	4,756
Net gains from fair value changes of subordinated debentures	—	—	—	2,111
Net gains on sales of investment securities	—	22	8	47
Total non-interest income	24,396	24,968	45,874	50,545
NON-INTEREST EXPENSE
Salaries, wages and employee benefits	28,887	29,137	58,088	58,367
Premises and equipment	7,709	7,511	15,921	15,002
FDIC insurance	1,200	1,494	2,517	2,707
Other operating expenses	14,318	15,011	27,925	29,511
Loss on debt extinguishment	—	—	—	64,888
Total non-interest expense	52,114	53,153	104,451	170,475
Income before income taxes	35,233	33,569	65,412	1,948
Income tax expense (benefit)	9,034	8,550	16,503	(5,667)
NET INCOME	$26,199	$25,019	$48,909	$7,615
PER SHARE
Basic earnings	$0.19	$0.17	$0.35	$0.05
Diluted earnings	$0.19	$0.17	$0.35	$0.05
Dividends paid in cash	$0.10	$0.10	$0.20	$0.10	(a)

(a) In lieu of a 1st quarter 2013 cash dividend, the Company paid an additional dividend of $0.10 per share in the 4th quarter of 2012.

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(dollars in thousands)	Before Tax Amount	Income Tax Expense (benefit)	Net of Tax Amount	Before Tax Amount	Income Tax Expense (benefit)	Net of Tax Amount
Net income	$35,233	$9,034	$26,199	$65,412	$16,503	$48,909

Unrealized holding gains arising during the period on investment securities	7,418	2,596	4,822	31,716	11,102	20,614
Less net gains on sales of investment securities realized in net income	—	—	—	8	3	5
Unrealized gains on investment securities	7,418	2,596	4,822	31,708	11,099	20,609

Pension adjustments	—	—	—	114	40	74
Other comprehensive income	7,418	2,596	4,822	31,822	11,139	20,683

Total comprehensive income	$42,651	$11,630	$31,021	$97,234	$27,642	$69,592

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(dollars in thousands)	Before Tax Amount	Income Tax Expense (benefit)	Net of Tax Amount	Before Tax Amount	Income Tax Expense (benefit)	Net of Tax Amount
Net income	$33,569	$8,550	$25,019	$1,948	$(5,667)	$7,615

Unrealized holding losses arising during the period on investment securities	(51,009)	(17,853)	(33,156)	(63,939)	(22,379)	(41,560)
Less net gains on sales of investment securities realized in net income	22	8	14	47	16	31
Unrealized losses on investment securities	(51,031)	(17,861)	(33,170)	(63,986)	(22,395)	(41,591)

Pension adjustments	—	—	—	113	40	73
Other comprehensive loss	(51,031)	(17,861)	(33,170)	(63,873)	(22,355)	(41,518)

Total comprehensive loss	$(17,462)	$(9,311)	$(8,151)	$(61,925)	$(28,022)	$(33,903)

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)	Common		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Value			Treasury Stock	Total
Balance at December 31, 2013	145,798,751	$1,387,966	$(175,990)	$(21,157)	$(58,953)	$1,131,866
Comprehensive income:
Net income			48,909			48,909
Other comprehensive income, net of taxes				20,683		20,683
Total comprehensive income						69,592

Cash dividends declared, common			(27,828)			(27,828)
Shares issued under share-based plans, net of excess tax benefits	441,567	(662)			3,830	3,168
Common stock repurchases	(7,000,000)				(75,390)	(75,390)
Balance at June 30, 2014	139,240,318	$1,387,304	$(154,909)	$(474)	$(130,513)	$1,101,408

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$48,909	$7,615
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,251	3,000
Depreciation and amortization	5,570	7,049
Amortization of premiums and discounts on investment securities, net	(32)	1,759
Net gains from sales of investment securities	(8)	(47)
Decrease in fair value of subordinated debentures	—	(2,111)
Bank owned life insurance policy income	(2,416)	(2,467)
Share-based compensation expense	2,138	1,633
Unconsolidated investment distributions, net	508	2,674
Loans originated for resale	(43,017)	(113,623)
Proceeds from sale of loans originated for resale	46,963	118,858
Proceeds from sale of non-performing loans	3,046	—
Gains on sale of loans, net	(1,270)	(3,193)
Gains on sale of non-performing loans, net	(946)	—
Losses (gains) of other real estate owned, net	88	(168)
Gains on sale of buildings	—	(149)
Loss on debt extinguishment	—	64,888
Changes in assets and liabilities:
Decrease in accrued interest receivable	177	73
Decrease in accrued interest payable	(1,763)	(2,204)
Decrease (increase) in other assets	5,521	(11,055)
(Decrease) increase in other liabilities	(11,009)	3,096
Net cash provided by operating activities	53,710	75,628
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of investment securities held-to-maturity	34,550	11,741
Proceeds from maturities and repayments of investment securities available-for-sale	135,381	235,240
Proceeds from sale of investment securities available-for-sale	476	3,092
Purchase of investment securities available-for-sale	(162,357)	(301,499)
(Purchases of) proceeds from other securities	(748)	7,108
Proceeds from sale of loans previously held for investment	943	1,181
Increase in loans	(83,445)	(33,343)
Purchases of premises and equipment	(19,184)	(3,092)
Proceeds from the sale of other real estate owned	629	1,584
Proceeds from sale of buildings	—	418
Net cash used in investing activities	(93,755)	(77,570)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in transaction and savings deposit accounts	135,860	168,870
Net decrease in time deposits	(99,955)	(81,972)
Net increase (decrease) in customer repurchase agreements	35,950	(12,329)
Decrease in short-term borrowings	—	(100,000)
Decrease in repurchase agreements	—	(25,000)
Net decrease in FHLB advances	(1,734)	(115,799)
Repayment of subordinated debentures	—	(65,206)
Proceeds from shares issued, share-based plans	1,553	1,513
Excess tax (expense) benefit on share-based plans	(20)	63
Repurchase of common stock	(75,390)	—
Cash dividends, common	(27,828)	(14,558)
Net cash used in financing activities	(31,564)	(244,418)
Net decrease in cash and cash equivalents	(71,609)	(246,360)
Cash and cash equivalents at beginning of year	283,523	428,128
Cash and cash equivalents at end of period	$211,914	$181,768

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CASH FLOW DISCLOSURES

The Company considers cash and due from banks and interest earning deposits with banks to be cash equivalents for the purposes of reporting cash flows. Cash paid for interest and income taxes is as follows:

(dollars in thousands)	Six Months Ended June 30,
	2014	2013
Interest	$13,658	$22,023
Income taxes	9,690	1,551

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

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

2.  BUSINESS COMBINATION

On June 3, 2014, the Company entered into an Agreement and Plan of Merger with TF Financial Corporation (“TF Financial”), the parent company of 3rd Fed Bank, pursuant to which TF Financial will merge with and into the Company. As part of the transaction, 3rd Fed Bank will also merge with and into National Penn Bank. TF Financial operates 18 full service retail and commercial banking offices in Bucks and Philadelphia Counties in Pennsylvania, and Burlington, Mercer, and Ocean Counties in New Jersey.

Subject to the terms and conditions of the Agreement and Plan of Merger, upon consummation of the merger, each outstanding share of common stock of TF Financial will be automatically converted into and exchangeable for the right to receive either: (i) $42.00 in cash, or (ii) 4.22 shares of the Company’s common stock, with cash being paid in lieu of fractional shares. The Agreement and Plan of Merger provides that 60% of the outstanding shares of TF Financial common stock will be converted into stock consideration and 40% of the outstanding shares of TF Financial common stock will be converted into cash consideration. Each shareholder of TF Financial will be entitled to elect the number of shares of TF Financial common stock held by such shareholder that will be exchanged for the stock consideration or the cash consideration subject to proration in the event that a selected form of consideration is over-elected.
The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the merger by shareholders of TF Financial.

3.  EARNINGS PER SHARE

The components of the Company’s basic and diluted earnings per share are as follows:

(dollars in thousands, except share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$26,199	$25,019	$48,909	$7,615
Calculation of shares
Weighted average basic shares	139,191,923	145,580,155	140,270,062	145,488,073
Dilutive effect of share-based compensation	528,057	416,854	522,502	412,653
Weighted average fully diluted shares	139,719,980	145,997,009	140,792,564	145,900,726

Earnings per share
Basic	$0.19	$0.17	$0.35	$0.05
Diluted	$0.19	$0.17	$0.35	$0.05

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following stock options were excluded from the computation of earnings per share as they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	2,066,948	3,721,383	2,075,173	3,735,483
Exercise price
Low	$8.69	$7.07	$8.69	$8.69
High	$21.49	$21.49	$21.49	$21.49

4.  INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities at June 30, 2014 are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
U.S. Government agencies	$1,000	$10	$—	$1,010
State and municipal bonds	73,395	5,248	(111)	78,532
Agency mortgage-backed securities/collateralized mortgage obligations	1,360,824	22,967	(12,718)	1,371,073
Non-agency collateralized mortgage obligations	2,953	52	—	3,005
Corporate securities and other	4,109	508	(323)	4,294
Marketable equity securities	3,583	1,983	(1)	5,565
Total	$1,445,864	$30,768	$(13,153)	$1,463,479

	Carrying Value (b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity
State and municipal bonds	$519,333	$23,787	$(110)	$543,010
Agency mortgage-backed securities/collateralized mortgage obligations	367,419	2,880	(925)	369,374
Non-agency collateralized mortgage obligations	218	4	—	222
Corporate securities and other	5,566	8	(4)	5,570
Total	$892,536	$26,679	$(1,039)	$918,176

(b) For securities which were transferred from the available-for-sale category to held-to maturity, the carrying value of the transferred securities represents their fair value at the date of transfer adjusted for subsequent amortization.  The carrying value of all other held-to-maturity securities represents their amortized cost.

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

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities at December 31, 2013 are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
U.S. Government agencies	$1,000	$—	$(10)	$990
State and municipal bonds	210,680	7,701	(3,670)	214,711
Agency mortgage-backed securities/collateralized mortgage obligations	1,683,092	18,040	(41,952)	1,659,180
Non-agency collateralized mortgage obligations	4,222	44	(8)	4,258
Corporate securities and other	9,517	646	(495)	9,668
Marketable equity securities	3,583	1,717	—	5,300
Total	$1,912,094	$28,148	$(46,135)	$1,894,107

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity
State and municipal bonds	$403,344	$13,028	$(895)	$415,477
Agency mortgage-backed securities/collateralized mortgage obligations	34,843	1,624	—	36,467
Non-agency collateralized mortgage obligations	258	—	—	258
Total	$438,445	$14,652	$(895)	$452,202

Gains and losses from sales of investment securities are as follows:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gains	$—	$22	$8	$47
Losses	—	—	—	—
Net gains (losses) from sales of investment securities	$—	$22	$8	$47

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following tables indicate the length of time individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013, respectively.

June 30, 2014

(dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	39	$12,089	$(97)	$11,249	$(124)	$23,338	$(221)
Agency mortgage-backed securities/collateralized mortgage obligations	147	303,975	(2,001)	354,603	(11,642)	658,578	(13,643)
Corporate securities and other	4	1,011	(3)	4,115	(324)	5,126	(327)
Total debt securities	190	317,075	(2,101)	369,967	(12,090)	687,042	(14,191)
Marketable equity securities	1	50	(1)	—	—	50	(1)
Total	191	$317,125	$(2,102)	$369,967	$(12,090)	$687,092	$(14,192)

December 31, 2013

(dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	1	$990	$(10)	$—	$—	$990	$(10)
State and municipal bonds	145	76,402	(2,282)	20,708	(2,283)	97,110	(4,565)
Agency mortgage-backed securities/collateralized mortgage obligations	241	953,423	(33,990)	115,815	(7,962)	1,069,238	(41,952)
Non-agency collateralized mortgage obligations	5	820	(8)	—	—	820	(8)
Corporate securities and other	5	1,966	(35)	2,708	(460)	4,674	(495)
Total	397	$1,033,601	$(36,325)	$139,231	$(10,705)	$1,172,832	$(47,030)

The fair value of investment securities pledged as collateral are presented below:

(dollars in thousands)	June 30, 2014	December 31, 2013
Deposits	$967,407	$966,751
Repurchase agreements	687,021	650,627
Other	76,631	81,408
Total	$1,731,059	$1,698,786

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The specified values of investment securities, by contractual maturity, at June 30, 2014 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Carrying Value	Fair Value
Due in one year or less	$5,301	$5,346	$—	$—
Due after one through five years	51,495	55,590	8,356	8,512
Due after five through ten years	146,205	152,547	173,434	181,036
Due after ten years	1,239,280	1,244,431	710,746	728,628
Marketable equity securities	3,583	5,565	—	—
Total	$1,445,864	$1,463,479	$892,536	$918,176

Evaluation of Impairment of Securities

The Company did not record any other-than-temporary impairment ("OTTI") losses for the three and six months ended June 30, 2014 and 2013.

As of June 30, 2014 and December 31, 2013, accumulated other comprehensive income did not include any impairment related charges for the non-credit-related components of OTTI.

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

At June 30, 2014, gross unrealized losses totaled $14.2 million, and the gross unrealized losses of securities in an unrealized loss position for twelve months or longer totaled $12.1 million, of which $11.6 million is attributable to agency mortgage-backed securities and $0.5 million attributable to state and municipal securities and other.  The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). As a result of its review and considering the attributes of the individual securities, the Company concluded that the securities were not other-than-temporarily impaired.

Because the Company does not intend to sell these investments and it is not more likely than not it will be required to sell these investments before a recovery of carrying value, which may be maturity, the Company does not consider the securities in an unrealized loss position for twelve months or longer to be other-than-temporarily impaired.

Other securities on the Company’s consolidated balance sheet totaled $64.5 million and $63.7 million as of June 30, 2014 and December 31, 2013, respectively. The balance includes Federal Loan Home Bank ("FHLB") of Pittsburgh stock and Federal Reserve Bank stock. These securities lack a market, and as such they are carried at par/cost since their fair value is not readily determinable. The Company evaluates, and will continue to evaluate, these securities for impairment each reporting period and has concluded the carrying value of these securities is not impaired. During 2014, the Company purchased an additional $0.7 million, net, of capital stock from the FHLB of Pittsburgh at par/cost. Also, during 2014 and 2013 the Company received and recorded dividends on its FHLB stock.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

5.  LOANS

The following table presents loan classifications:

June 30, 2014	Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified	Non-Performing	Total
Commercial and industrial	$2,337,733	$51,455	$89,930	$9,875	$2,488,993

CRE - permanent	1,005,776	5,221	26,597	5,334	1,042,928
CRE - construction	163,495	2,371	6,966	9,674	182,506
Commercial real estate	1,169,271	7,592	33,563	15,008	1,225,434

Residential mortgages	644,323	—	651	12,476	657,450
Home equity	759,594	—	140	4,382	764,116
All other consumer	260,178	—	5,840	1,745	267,763
Consumer	1,664,095	—	6,631	18,603	1,689,329

Loans	$5,171,099	$59,047	$130,124	$43,486	$5,403,756

Percent of loans	95.70%	1.09%	2.41%	0.80%	100.00%

December 31, 2013	Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified	Non-Performing	Total
Commercial and industrial	$2,327,344	$38,873	$79,179	$15,268	$2,460,664

CRE - permanent	944,589	9,191	36,272	4,786	994,838
CRE - construction	167,710	2,962	15,534	12,128	198,334
Commercial real estate	1,112,299	12,153	51,806	16,914	1,193,172

Residential mortgages	636,829	—	2,243	13,153	652,225
Home equity	757,064	—	137	5,407	762,608
All other consumer	256,957	160	5,633	1,849	264,599
Consumer	1,650,850	160	8,013	20,409	1,679,432

Loans	$5,090,493	$51,186	$138,998	$52,591	$5,333,268

Percent of loans	95.45%	0.96%	2.60%	0.99%	100.00%

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following table presents the details for past due loans:

June 30, 2014	Past Due and Still Accruing				Accruing Current Balances	Non-Accrual Balances (d)	Total Balances
(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More (c)	Total
Commercial and industrial	$2,018	$—	$—	$2,018	$2,477,334	$9,641	$2,488,993

CRE - permanent	671	86	—	757	1,037,360	4,811	1,042,928
CRE - construction	—	154	—	154	172,678	9,674	182,506
Commercial real estate	671	240	—	911	1,210,038	14,485	1,225,434

Residential mortgages	3,811	1,073	607	5,491	645,694	6,265	657,450
Home equity	3,408	703	140	4,251	756,234	3,631	764,116
All other consumer	2,426	869	1,350	4,645	261,623	1,495	267,763
Consumer	9,645	2,645	2,097	14,387	1,663,551	11,391	1,689,329

Loans	$12,334	$2,885	$2,097	$17,316	$5,350,923	$35,517	$5,403,756

Percent of loans	0.23%	0.05%	0.04%	0.32%		0.66%

December 31, 2013	Past Due and Still Accruing				Accruing Current Balances	Non-Accrual Balances (d)	Total Balances
(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More (c)	Total
Commercial and industrial	$3,362	$1,520	$11	$4,893	$2,440,836	$14,935	$2,460,664

CRE - permanent	6,191	181	—	6,372	984,208	4,258	994,838
CRE - construction	373	—	—	373	185,833	12,128	198,334
Commercial real estate	6,564	181	—	6,745	1,170,041	16,386	1,193,172

Residential mortgages	4,509	774	2,197	7,480	637,708	7,037	652,225
Home equity	4,383	1,101	140	5,624	752,197	4,787	762,608
All other consumer	2,761	814	1,118	4,693	258,175	1,731	264,599
Consumer	11,653	2,689	3,455	17,797	1,648,080	13,555	1,679,432

Loans	$21,579	$4,390	$3,466	$29,435	$5,258,957	$44,876	$5,333,268

Percent of loans	0.40%	0.08%	0.07%	0.55%		0.84%

(c) Loans 90 days or more past due remain on accrual status if they are well secured and collection of all principal and interest is probable.
(d) At June 30, 2014, non-accrual balances included troubled debt restructurings of $5.4 million commercial real estate, $6.0 million of commercial and industrial, and $3.8 million of consumer loans. At December 31, 2013, non-accrual balances included troubled debt restructurings of $6.5 million of commercial real estate, $7.7 million of commercial and industrial, and $3.0 million of consumer loans.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

Changes in the allowance for loan losses by loan portfolio are as follows:

June 30, 2014
(dollars in thousands)
Three Months Ended	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$40,697	$20,197	$21,864	$10,494	$93,252
Charge-offs	(2,892)	(800)	(1,433)	—	(5,125)
Recoveries	843	111	767	—	1,721
Provision	(570)	(945)	372	1,143	—
Ending balance	$38,078	$18,563	$21,570	$11,637	$89,848

Six Months Ended	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$41,288	$22,653	$21,478	$10,948	$96,367
Charge-offs	(4,227)	(1,327)	(4,589)	—	(10,143)
Recoveries	1,028	185	1,160	—	2,373
Provision	(11)	(2,948)	3,521	689	1,251
Ending balance	$38,078	$18,563	$21,570	$11,637	$89,848
Allowance for loan losses:
Individually evaluated for impairment	$342	$2,180	$1,828	$—	$4,350
Collectively evaluated for impairment	37,736	16,383	19,742	11,637	85,498
Total allowance for loan losses	$38,078	$18,563	$21,570	$11,637	$89,848
Loans:
Individually evaluated for impairment	$9,875	$17,794	$18,646	$—	$46,315
Collectively evaluated for impairment	2,479,118	1,207,640	1,670,683	—	5,357,441
Loans	$2,488,993	$1,225,434	$1,689,329	$—	$5,403,756

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

Changes in the allowance for loan losses by loan portfolio are as follows:

June 30, 2013
(dollars in thousands)
Three Months Ended	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$47,399	$26,545	$22,318	$10,902	$107,164
Charge-offs	(2,435)	(707)	(2,172)	—	(5,314)
Recoveries	370	218	595	—	1,183
Provision	1,952	(1,585)	1,695	(562)	1,500
Ending balance	$47,286	$24,471	$22,436	$10,340	$104,533

Six Months Ended	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$46,151	$29,295	$23,101	$12,408	$110,955
Charge-offs	(4,749)	(1,466)	(5,481)	—	(11,696)
Recoveries	815	377	1,082	—	2,274
Provision	5,069	(3,735)	3,734	(2,068)	3,000
Ending balance	$47,286	$24,471	$22,436	$10,340	$104,533
Allowance for loan losses:
Individually evaluated for impairment	$6,649	$693	$1,637	$—	$8,979
Collectively evaluated for impairment	40,637	23,778	20,799	10,340	95,554
Total allowance for loan losses	$47,286	$24,471	$22,436	$10,340	$104,533
Loans:
Individually evaluated for impairment	$29,272	$17,370	$18,586	$—	$65,228
Collectively evaluated for impairment	2,489,517	1,054,882	1,639,380	—	5,183,779
Loans	$2,518,789	$1,072,252	$1,657,966	$—	$5,249,007

The Company did not have any loans acquired with deteriorated credit quality.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

Impaired loan details are as follows:

June 30, 2014	Recorded Investment
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance
Commercial and industrial	$1,029	$8,846	$9,875	$7,406	$17,281	$342

CRE - permanent	5,438	2,682	8,120	7,110	15,230	1,489
CRE - construction	7,456	2,218	9,674	3,985	13,659	691
Commercial real estate	12,894	4,900	17,794	11,095	28,889	2,180

Residential mortgages	5,846	6,673	12,519	370	12,889	1,524
Home equity	727	3,655	4,382	396	4,778	252
All other consumer	250	1,495	1,745	61	1,806	52
Consumer	6,823	11,823	18,646	827	19,473	1,828

Total	$20,746	$25,569	$46,315	$19,328	$65,643	$4,350

December 31, 2013	Recorded Investment
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance
Commercial and industrial	$8,457	$6,811	$15,268	$5,599	$20,867	$3,997

CRE - permanent	5,995	3,872	9,867	6,441	16,308	1,073
CRE - construction	9,729	2,399	12,128	6,633	18,761	1,414
Commercial real estate	15,724	6,271	21,995	13,074	35,069	2,487

Residential mortgages	6,088	7,109	13,197	800	13,997	1,589
Home equity	609	4,798	5,407	515	5,922	203
All other consumer	118	1,731	1,849	61	1,910	28
Consumer	6,815	13,638	20,453	1,376	21,829	1,820

Total	$30,996	$26,720	$57,716	$20,049	$77,765	$8,304

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following table presents additional details related to the Company's impaired loans. Interest income recognized for the three and six months ended June 30, 2014 and 2013 primarily represents amounts earned on restructured loans which are performing according to their modified terms.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial and industrial	$11,685	$6	$27,371	$21	$13,176	$12	$26,450	$39

CRE - permanent	7,181	6	10,529	—	7,841	12	9,650	23
CRE - construction	9,929	—	7,289	18	10,242	—	7,192	37
Commercial real estate	17,110	6	17,818	18	18,083	12	16,842	60

Residential mortgages	13,048	33	10,576	24	13,491	67	10,185	43
Home equity	4,700	3	4,849	3	4,937	6	4,827	6
All other consumer	1,902	4	1,878	—	1,896	6	1,755	—
Consumer	19,650	40	17,303	27	20,324	79	16,767	49

Total	$48,445	$52	$62,492	$66	$51,583	$103	$60,059	$148

The following table presents details of the Company’s loans which experienced a troubled debt restructuring and are performing according to the modified terms. The Company’s restructured loans are included within non-performing loans and impaired loans in the preceding tables.

(dollars in thousands)	June 30, 2014	December 31, 2013
Commercial and industrial	$234	$333
CRE - permanent	523	528
Residential mortgages	6,211	6,116
Home equity	751	620
All other consumer	250	118
Total restructured loans	$7,969	$7,715

Undrawn commitments to lend on restructured loans	$—	$—

The Company modifies loans to consumers secured by residential mortgages and home equity loans utilizing a program modeled after government assisted programs in order to help customers who are experiencing financial difficulty and are in jeopardy of losing their homes to foreclosure.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

6.  DEPOSITS

(dollars in thousands)	June 30, 2014	December 31, 2013
NOW accounts	$1,689,381	$1,655,425
Money market accounts	1,684,410	1,670,035
Savings accounts	552,885	526,576
Time deposits less than $100	831,390	896,700
Time deposits $100 or greater	319,146	353,791
Total interest bearing deposits	5,077,212	5,102,527
Non-interest bearing deposits	1,031,271	970,051
Total deposits	$6,108,483	$6,072,578

At June 30, 2014, time deposits were scheduled to mature as follows:

(dollars in thousands)	2014	$479,544
	2015	345,178
	2016	135,886
	2017	86,355
	2018	42,846
	Thereafter	60,727
	Total	$1,150,536

7.  CONTINGENCIES

In the normal course of business, the Company is named as a defendant in various lawsuits.  Accruals are established for legal proceedings when information related to the loss contingencies indicates that a loss settlement is both probable and can be estimated. At June 30, 2014, the Company did not have material amounts accrued for legal proceedings as it is the opinion of management that the resolution of such suits will not have a material effect on the financial position or results of operations of the Company. The outcome of legal proceedings is inherently uncertain, and as a result, the amounts recorded may not represent the Company's ultimate loss upon resolution. Thus, the Company’s exposure and ultimate losses may be higher or lower than amounts accrued or estimated as the reasonably possible exposure.

8.  ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) was comprised of the following components, after tax:

(dollars in thousands)	June 30, 2014	December 31, 2013
Unrealized gains (losses) on investment securities	$8,918	$(11,691)
Pension	(9,392)	(9,466)
Total accumulated other comprehensive income (loss)	$(474)	$(21,157)

At March 31, 2014, 240 available-for-sale debt securities, with an amortized cost basis of $492 million, a net unrealized loss of $4.1 million and a fair value of $488 million, were reclassified as held-to-maturity. The net accumulated other comprehensive after-tax loss related to the transferred securities at June 30, 2014 was $2.5 million and will be amortized over the remaining life of the securities.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

9.  EQUITY

In the first quarter of 2014, the Company paid a cash dividend of $0.10 per share, or $13.9 million, which was paid on February 14, 2014, to shareholders of record as of February 1, 2014.

In the second quarter of 2014, the Company paid a cash dividend of $0.10 per share, or $13.9 million, which was paid on May 16, 2014, to shareholders of record as of May 3, 2014.

On July 23, 2014, the Company announced a third quarter cash dividend of $0.10 per share to be paid on August 15, 2014, to shareholders of record as of August 4, 2014.

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

10.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The notional amount of financial instruments whose contract amounts represent credit risk:

(dollars in thousands)	June 30, 2014	December 31, 2013
Commitments to extend credit	$1,870,676	$1,769,135
Commitments to fund mortgages	39,902	22,242
Commitments to sell mortgages to investors	22,652	15,349
Letters of credit	138,918	142,246

Summary information regarding interest rate swap derivative positions which were not designated in hedging relationships are as follows:

June 30, 2014
(dollars in thousands)	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Receive fixed - pay floating interest rate swaps	157	$530,515	$19,274	$1,537	4.58%	2.30%	5.68
Pay fixed - receive floating interest rate swaps	157	530,515	1,537	19,274	2.30%	4.58%	5.68
Net interest rate swaps		$1,061,030	$20,811	$20,811	3.44%	3.44%	5.68

December 31, 2013
(dollars in thousands)	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Receive fixed - pay floating interest rate swaps	148	$502,833	$15,906	$5,718	4.58%	2.31%	5.96
Pay fixed - receive floating interest rate swaps	148	502,833	5,718	15,906	2.31%	4.58%	5.96
Net interest rate swaps		$1,005,666	$21,624	$21,624	3.45%	3.45%	5.96

The Company enters into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps are considered derivatives but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them. In response, the Company enters into offsetting interest rate swaps with counterparties for interest rate risk management purposes. The counterparty swaps are also considered derivatives and are also not designated in hedging relationships. Changes in the fair value of the customer and counterparty swaps are recorded net in the consolidated statement of income. Because these amounts offset each other, there was no impact on other operating income for the three and six months ended June 30, 2014. For additional analysis of the fair value of interest rate swaps refer to Footnote 12 within this section.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following summarizes the Company’s derivative activity:

		Income Statement Effect	Income Statement Effect
	Balance Sheet Effect at	for the Three Months Ended	Six Months Ended
Derivative Instruments	June 30, 2014	June 30, 2014	June 30, 2014

Interest rate swaps	Increase to other assets/liabilities of $20.8 million.	No net effect on other operating income from offsetting $0.7 million change.	No net effect on other operating income from offsetting $0.8 million change.

Other derivatives:
Interest rate locks	Increase to other assets of $0.1 million.	Increase to mortgage banking income of $0.1 million.	Increase to mortgage banking income of $0.1 million.
Forward sale commitments	Increase to other liabilities of $0.1 million.	Increase to mortgage banking income of $0.2 million.	Decrease to mortgage banking income of less than $0.1 million.

		Income Statement Effect	Income Statement Effect
	Balance Sheet Effect at	for the Three Months Ended	Six Months Ended
Derivative Instruments	December 31, 2013	June 30, 2013	June 30, 2013

Interest rate swaps	Increase to other assets/liabilities of $21.6 million.	No net effect on other operating income from offsetting $4.6 million change.	No net effect on other operating income from offsetting $7.9 million change.

Other derivatives:
Interest rate locks	Increase to other liabilities of less than $0.1 million.	Decrease to mortgage banking income of $0.3 million.	Decrease to mortgage banking income of $0.4 million.
Forward sale commitments	Increase to other liabilities of $0.1 million.	Increase to mortgage banking income of $0.4 million.	Increase to mortgage banking income of $0.4 million.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

11. BALANCE SHEET OFFSETTING

Certain financial instrument related assets and liabilities may be eligible for offset on the consolidated balance sheet because they are subject to master netting agreements or similar agreements. However, the Company does not elect to offset such arrangements on the consolidated financial statements.

    The Company enters into interest rate swap agreements with customers and financial institution counterparties. For additional detail regarding interest rate swap agreements refer to Footnote 10 within this section. In the event of default on, or termination of, any one contract, both parties have the right to net settle multiple contracts. Also, certain interest rate swap agreements may require the Company to receive or pledge cash collateral based on the contract provisions.

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

The following table presents information about financial instruments that are eligible for offset:

June 30, 2014
(dollars in thousands)
Assets	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet
Derivatives - Interest Rate Swaps	$1,537	$—	$1,537

Liabilities
Derivatives - Interest Rate Swaps	$19,274	$—	$19,274
Repurchase Agreements	50,000	—	50,000
Total Liabilities	$69,274	$—	$69,274

December 31, 2013
(dollars in thousands)
Assets	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet
Derivatives - Interest Rate Swaps	$5,718	$—	$5,718

Liabilities
Derivatives - Interest Rate Swaps	$15,906	$—	$15,906
Repurchase Agreements	50,000	—	50,000
Total Liabilities	$65,906	$—	$65,906

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following table represents a reconciliation of the net amounts of interest rate swap derivative assets and liabilities presented in the balance sheet to the net amounts that would result in the event of offset, by counterparty:

June 30, 2014
(dollars in thousands)		Gross Amounts Not Offset in the Balance Sheet
Assets	Net Amounts Presented in the Balance Sheet	Financial Instruments (e)	Cash Collateral (f)	Net Amount
Counterparty A	$1,444	$(1,444)	$—	$—
All Other Counterparties	93	(93)	—	—
Total Assets	$1,537	$(1,537)	$—	$—

Liabilities
Counterparty A	$12,607	$(1,444)	$(10,835)	$328
All Other Counterparties	6,667	(93)	(5,570)	1,004
Total Liabilities	$19,274	$(1,537)	$(16,405)	$1,332

December 31, 2013
(dollars in thousands)		Gross Amounts Not Offset in the Balance Sheet
Assets	Net Amounts Presented in the Balance Sheet	Financial Instruments (e)	Cash Collateral (f)	Net Amount
Counterparty A	$4,996	$(4,996)	$—	$—
All Other Counterparties	722	(328)	(300)	94
Total Assets	$5,718	$(5,324)	$(300)	$94

Liabilities
Counterparty A	$13,111	$(4,996)	$(8,545)	$(430)
All Other Counterparties	2,795	(328)	(1,960)	507
Total Liabilities	$15,906	$(5,324)	$(10,505)	$77

(e) For interest rate swap assets, amounts represent any derivative liability fair values that could be offset in the event of default. For interest rate swap liabilities, amounts represent any derivative asset fair values that could be offset in the event of default.

(f) Amounts represent cash collateral received or posted on interest rate swap transactions with financial institution counterparties.

12.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company has the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e. the fair value option), on an instrument-by-instrument basis. The election to use the fair value option is available when an entity first recognizes a financial asset or liability or upon entering into a Company commitment. Subsequent changes in fair value must be recorded in earnings. The Company has not elected to apply the fair value option to any of its financial instruments at June 30, 2014.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

June 30, 2014	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$1,010	$—	$1,010	$—
State and municipal bonds	78,532	—	78,532	—
Agency mortgage-backed securities/ collateralized mortgage obligations	1,371,073	—	1,371,073	—
Non-agency collateralized mortgage obligations	3,005	—	3,005	—
Corporate securities and other	4,294	60	3,059	1,175
Marketable equity securities	5,565	4,489	—	1,076
Investment securities, available-for-sale	$1,463,479	$4,549	$1,456,679	$2,251

Interest rate swap agreements	$20,811	$—	$20,811	$—
Interest rate locks	71	—	71	—

Liabilities
Interest rate swap agreements	$20,811	$—	$20,811	$—
Forward sale commitments	127	—	127	—

December 31, 2013	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$990	$—	$990	$—
State and municipal bonds	214,711	—	214,711	—
Agency mortgage-backed securities/ collateralized mortgage obligations	1,659,180	—	1,659,180	—
Non-agency collateralized mortgage obligations	4,258	—	4,258	—
Corporate securities and other	9,668	61	4,922	4,685
Marketable equity securities	5,300	4,241	—	1,059
Investment securities, available-for-sale	$1,894,107	$4,302	$1,884,061	$5,744

Interest rate swap agreements	$21,624	$—	$21,624	$—

Liabilities
Interest rate swap agreements	$21,624	$—	$21,624	$—
Forward sale commitments	84	—	84	—
Interest rate locks	42	—	42	—

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following table presents activity for investment securities measured at fair value on a recurring basis for the six months ended June 30, 2014:

(dollars in thousands)
Level 1	Beginning Balance January 1, 2014	Gains/(losses) included in earnings (g)	Gains/(losses) included in other comprehensive income	Purchases	Sales	Maturities/ Calls/Paydowns	Reclassified Securities (h)	Transfers	Ending Balance June 30, 2014
Corporate securities and other	$61	$—	$(1)	$—	$—	$—	$—	$—	$60
Marketable equity securities	4,241	—	248	—	—	—	—	—	4,489
Total level 1	4,302	—	247	—	—	—	—	—	4,549

Level 2

U.S. Government agencies	990	—	20	—	—	—	—	—	1,010
State and municipal bonds	214,711	1,451	4,201	—	—	(9,950)	(131,881)	—	78,532
Agency mortgage-backed securities/ collateralized mortgage obligations	1,659,180	(1,975)	26,781	162,357	—	(124,630)	(350,640)	—	1,371,073
Non-agency collateralized mortgage obligations	4,258	9	16	—	(476)	(802)	—	—	3,005
Corporate securities and other	4,922	—	148	—	—	—	(2,011)	—	3,059
Total level 2	1,884,061	(515)	31,166	162,357	(476)	(135,382)	(484,532)	—	1,456,679

Level 3

Corporate securities and other	4,685	3	40	—	—	—	(3,553)	—	1,175
Marketable equity securities	1,059	—	17	—	—	—	—	—	1,076
Total level 3	5,744	3	57	—	—	—	(3,553)	—	2,251

Total available-for-sale securities	$1,894,107	$(512)	$31,470	$162,357	$(476)	$(135,382)	$(488,085)	$—	$1,463,479

(g) Includes amortization/accretion
(h) Securities reclassified from available-for-sale to held-to-maturity at March 31, 2014. Refer to Footnote 4 for further details.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2014	Balance	(Level 1)	(Level 2)	(Level 3)
Loans held-for-sale	$2,275	$—	$2,275	$—
Impaired loans, net	41,965	—	—	41,965
OREO and other repossessed assets	1,758	—	—	1,758

December 31, 2013
Loans held-for-sale	$4,951	$—	$4,951	$—
Impaired loans, net	49,412	—	—	49,412
OREO and other repossessed assets	1,278	—	—	1,278

Fair value for loans held-for-sale is estimated based upon available market data for mortgage-backed securities with similar interest rates and maturities.  Lower of cost or estimated fair value write-downs recorded on loans held-for-sale were zero as of June 30, 2014 and December 31, 2013.

The recorded investment in impaired loans totaled $46.3 million with a specific reserve of $4.4 million at June 30, 2014, compared to $57.7 million with a specific reserve of $8.3 million at December 31, 2013. Fair value for impaired loans is measured primarily on the value of the collateral securing these loans, less estimated costs to sell, or the present value of estimated cash flows discounted at the loan’s original effective interest rate.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

Fair value for OREO and other repossessed assets is estimated based upon its appraised value less costs to sell. The period-ending OREO and other repossessed assets balances did not include additional write-downs at June 30, 2014 and included $0.1 million of additional write-downs at December 31, 2013.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The estimation methodologies, resulting fair values and recorded carrying amounts are as follows:

	June 30, 2014		December 31, 2013
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$211,914	$211,914	$283,523	$283,523
Investment securities available-for-sale	1,463,479	1,463,479	1,894,107	1,894,107
Investment securities held-to-maturity	892,536	918,176	438,445	452,202
Loans held-for-sale	2,275	2,331	4,951	5,077
Loans, net of allowance for loan losses	5,313,908	5,221,446	5,236,901	5,168,470
OREO and other repossessed assets	1,758	1,758	1,278	1,278
Interest rate swap agreements	20,811	20,811	21,624	21,624
Interest rate locks	71	71	—	—

Liabilities
Non-interest bearing deposits	$1,031,271	$1,031,271	$970,051	$970,051
Interest bearing deposits, non-maturity	3,926,676	3,926,676	3,852,036	3,852,036
Deposits with stated maturities	1,150,536	1,150,306	1,250,491	1,253,920
Customer repurchase agreements	587,686	587,686	551,736	551,736
Repurchase agreements	50,000	50,195	50,000	51,332
Federal Home Loan Bank advances	601,246	608,270	603,232	611,890
Subordinated debentures	77,321	77,321	77,321	77,321
Interest rate swap agreements	20,811	20,811	21,624	21,624
Forward sale commitments	127	127	84	84
Interest rate locks	—	—	42	42

The fair value of cash and cash equivalents have been estimated to equal the carrying amounts due to the short-term nature of these instruments.  Therefore, cash and cash equivalents are classified within Level 1 of the fair value hierarchy.

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

13.  PENSION PLAN

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

Net periodic benefit cost includes the following components:

(dollars in thousands)	Six Months Ended June 30,
	2014	2013
Service cost	$110	$82
Interest cost	1,205	1,117
Expected return on plan assets	(1,470)	(1,469)
Amortization of unrecognized net actuarial loss	155	316
Net periodic benefit cost	$—	$46

14.  SHARE-BASED COMPENSATION

Share-based compensation awards are currently granted under the National Penn Bancshares, Inc. 2014 Long-Term Incentive Compensation Plan ("2014 Plan"), approved by shareholders in April 2014 and expiring on April 22, 2024. The 2014 Plan replaced the expired Long-Term Incentive Compensation Plan ("2005 Plan") and includes authorized but unissued common shares under the 2005 Plan. Under the terms of the 2014 Plan, 3.2 million shares are available for issuance as of June 30, 2014. The Company has 0.6 million awards expiring during the twelve months ending June 30, 2015.

As of June 30, 2014, there was approximately $1.6 million of total unrecognized compensation cost related to unvested stock options and approximately $6.3 million of unrecognized compensation cost for other share-based awards that is expected to be recognized within approximately 3 years.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The table below summarizes activity related to share-based plans:

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Share-based compensation expense	$1,124	$822	$2,138	$1,633
Proceeds from stock options exercised	128	69	319	467
Intrinsic value of stock options exercised	37	24	102	174

15.  SEGMENT REPORTING

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

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	As of and for the Three Months Ended June 30, 2014
(dollars in thousands)	Community Banking	Other	Consolidated
Total assets	$8,578,603	$39,770	$8,618,373
Total deposits	6,108,483	—	6,108,483
Net interest income (expense)	63,467	(516)	62,951
Total non-interest income	13,473	10,923	24,396
Total non-interest expense	43,232	8,882	52,114
Net income	25,320	879	26,199

	For the Six Months Ended June 30, 2014
(dollars in thousands)	Community Banking	Other	Consolidated
Net interest income (expense)	$126,273	$(1,033)	$125,240
Total non-interest income	23,880	21,994	45,874
Total non-interest expense	86,573	17,878	104,451
Net income	47,327	1,582	48,909

	As of and for the Three Months Ended June 30, 2013
(dollars in thousands)	Community Banking	Other	Consolidated
Total assets	$8,275,940	$40,645	$8,316,585
Total deposits	6,022,463	—	6,022,463
Net interest income (expense)	63,622	(368)	63,254
Total non-interest income	11,759	13,209	24,968
Total non-interest expense	43,803	9,350	53,153
Net income	24,546	473	25,019

	For the Six Months Ended June 30, 2013
(dollars in thousands)	Community Banking	Other	Consolidated
Net interest income (expense)	$126,490	$(1,612)	$124,878
Total non-interest income	26,475	24,070	50,545
Total non-interest expense	151,545	18,930	170,475
Net income	5,878	1,737	7,615

16. GOODWILL

As of June 30, 2014, the carrying value of goodwill assigned to the "Community Banking" and "Other" reporting units was $235 million and $23 million, respectively. During the second quarter, the Company performed its annual, qualitative assessment of goodwill and determined that it is not more-likely-than-not that the fair value of its reporting units are less than their carrying amounts.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance and financial condition of the Company as of and for the three and six months ended June 30, 2014, with a primary focus on an analysis of operating results.  Current performance does not guarantee, and may not be indicative of similar performance in the future.  The Company’s consolidated financial statements included in this Report are unaudited, and as such, are subject to year-end examination.

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

At June 30, 2014, National Penn Bank operated 111 retail branch offices, of which 110 are located in Pennsylvania and one is located in Maryland. As part of a restructuring plan announced during the fourth quarter of 2013, the Company closed 8 branches during the second quarter of 2014.

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

Merger with TF Financial Corporation

On June 3, 2014, the Company entered into an Agreement and Plan of Merger with TF Financial Corporation (“TF Financial”), the parent company of 3rd Fed Bank, pursuant to which TF Financial will merge with and into the Company. As part of the transaction, 3rd Fed Bank will also merge with and into National Penn Bank. TF Financial operates 18 full service retail and commercial banking offices in Bucks and Philadelphia Counties in Pennsylvania, and Burlington, Mercer, and Ocean Counties in New Jersey.
Subject to the terms and conditions of the Agreement and Plan of Merger, upon consummation of the merger, each outstanding share of common stock of TF Financial will be automatically converted into and exchangeable for the right to receive either: (i) $42.00 in cash, or (ii) 4.22 shares of the Company’s common stock, with cash being paid in lieu of fractional shares. The Agreement and Plan of Merger provides that 60% of the outstanding shares of TF Financial common stock will be converted into stock consideration and 40% of the outstanding shares of TF Financial common stock will be converted into cash consideration. Each shareholder of TF Financial will be entitled to elect the number of shares of TF Financial common stock held by such shareholder that will be exchanged for the stock consideration or the cash consideration subject to proration in the event that a selected form of consideration is over-elected.
The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the merger by shareholders of TF Financial.

Overview

	Three Months Ended			Six Months Ended
(dollars in thousands, except per share data)	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
EARNINGS
Total interest income	$70,528	$70,133	$72,101	$140,661	$144,696
Total interest expense	7,577	7,844	8,847	15,421	19,818
Net interest income	62,951	62,289	63,254	125,240	124,878
Provision for loan losses	—	1,251	1,500	1,251	3,000
Net interest income after provision for loan losses	62,951	61,038	61,754	123,989	121,878
Net gains from fair value changes of subordinated debentures	—	—	—	—	2,111
Net gains on investment securities	—	8	22	8	47
Other non-interest income	24,396	21,470	24,946	45,866	48,387
Loss on debt extinguishment	—	—	—	—	64,888
Other non-interest expense	52,114	52,337	53,153	104,451	105,587
Income before income taxes	35,233	30,179	33,569	65,412	1,948
Income tax expense (benefit)	9,034	7,469	8,550	16,503	(5,667)
Net income	$26,199	$22,710	$25,019	$48,909	$7,615

Basic earnings per share	$0.19	$0.16	$0.17	$0.35	$0.05
Diluted earnings per share	0.19	0.16	0.17	0.35	0.05
Dividends per share	0.10	0.10	0.10	0.20	0.10	(a)

Net interest margin	3.43%	3.44%	3.53%	3.43%	3.51%
Efficiency ratio (i)	57.02%	59.60%	57.43%	58.28%	58.01%
Return on average assets	1.23%	1.09%	1.21%	1.16%	0.18%
Adjusted return on average assets (i)	1.23%	1.09%	1.21%	1.16%	1.17%

Asset Quality Metrics
Allowance / total loans	1.66%	1.73%	1.99%
Non-performing loans / total loans	0.80%	0.89%	1.05%
Delinquent loans / total loans	0.32%	0.31%	0.43%
Allowance / non-performing loans	207%	194%	189%
Annualized net charge-offs / average loans	0.25%	0.33%	0.32%	0.29%	0.36%

(a) In lieu of a 1st quarter 2013 cash dividend, the Company paid an additional dividend of $0.10 per share in the 4th quarter of 2012.
(i) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

•
For the three months ended June 30, 2014, the Company recorded net income of $26.2 million, or $0.19 per diluted share, compared to $25.0 million, or $0.17 per diluted share, in the comparable prior year period. Due to the continued improvement in credit quality, the Company did not record a provision for loan losses in the current period, compared to $1.5 million for the three months ended June 30, 2013. Additionally, during the second quarter of 2014, the Company recognized a $0.9 million gain on the sale of non-performing loans. Other non-interest expense of $52.1 million, for the second quarter of 2014, decreased $1.0 million from the same period last year as a result of a continued focus on expense control. The efficiency ratio of 57.02%, for the second quarter of 2014, compared to 57.43% for the prior year period.

•
For the six months ended June 30, 2014, the Company recorded net income of $48.9 million, or $0.35 per diluted share, compared to a net income of $7.6 million, or $0.05 per diluted share, in the comparable prior year period. The prior year period's results were impacted by the $64.9 million ($42.2 million after-tax) charge from the extinguishment of $400 million of previously restructured FHLB advances, that occurred during the first quarter of 2013. Additionally, during the first quarter of 2013, the Company redeemed $65.2 million of 7.85%, fixed-rate subordinated debentures. This transaction produced a $2.1 million ($1.4 million after-tax) gain since these instruments were previously accounted for at fair value and the Company had a call at par. These strategic initiatives were undertaken for asset/liability, interest rate risk, and capital management purposes.

•
Net interest income totaled $125 million for the six months ended June 30, 2014 and June 30, 2013. The Company's net interest margin declined eight basis points to 3.43% for the six months ended June 30, 2014, compared to 3.51% for the six months ended June 30, 2013, as the prolonged low interest rate environment continued to impact loan and investment yields and as average earning assets increased $160 million to $7.8 billion for the six months ended June 30, 2014.

•
Provision for loan losses was $1.3 million for the six months ended June 30, 2014, compared to $3.0 million for the comparable prior year period, as the Company continued to experience improvements in asset quality. Classified loans declined by 25.8% since June 30, 2013 and non-performing loans declined to 0.80% of total loans at June 30, 2014, compared to 1.05% at June 30, 2013.

•
Other non-interest income totaled $45.9 million for the six months ended June 30, 2014, a decrease of $2.5 million, when compared to the prior year period. The decrease is primarily attributable to a decrease in mortgage banking income of $2.3 million when compared to the six months ended June 30, 2013 and a $0.5 million loss incurred during the first quarter of 2014 on an unconsolidated equity investment.

•	Other non-interest expense for the six months ended June 30, 2014 continued to be well controlled at $104 million, a decrease of $1.1 million when compared to the six months ended June 30, 2013.

Adjusted net income and adjusted return on average assets(i) are non-GAAP measures and exclude certain items which management believes affect the comparability of results between periods. The following table reconciles the non-GAAP measure of adjusted net income to the GAAP measure of net income available to common shareholders and diluted earnings per share and calculates the adjusted return on average assets(i).

	Three Months Ended			Six Months Ended
(dollars in thousands, except per share data)	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Adjusted net income reconciliation
Net income	$26,199	$22,710	$25,019	$48,909	$7,615
After tax unrealized fair value gain on subordinated debentures	—	—	—	—	(1,372)
After tax loss on debt extinguishment	—	—	—	—	42,177
Adjusted net income	$26,199	$22,710	$25,019	$48,909	$48,420

Earnings per share
Net income	$0.19	$0.16	$0.17	$0.35	$0.05
After tax unrealized fair value gain on subordinated debentures	—	—	—	—	(0.01)
After tax loss on debt extinguishment	—	—	—	—	0.29
Adjusted net income	$0.19	$0.16	$0.17	$0.35	$0.33

Average assets	$8,512,845	$8,479,686	$8,326,499	$8,496,357	$8,312,734
Adjusted return on average assets	1.23%	1.09%	1.21%	1.16%	1.17%

(i) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

For the six months ended June 30, 2013, adjusted net income excluded the loss on debt extinguishment of $64.9 million ($42.2 million after-tax) and the gain on the Company's subordinated debentures accounted for at fair value of $2.1 million ($1.4 million after-tax).

Adjusted net income of $48.9 million, or $0.35 per diluted share, for the six months ended June 30, 2014 remained relatively stable when compared to the adjusted net income of $48.4 million, or $0.33 per diluted share for the six months ended June 30, 2013, as asset quality continues to improve and expense levels remain well controlled.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY BALANCE SHEET

(dollars in thousands)	June 30, 2014	March 31, 2014	December 31, 2013
Total cash and cash equivalents	$211,914	$184,326	$283,523
Investment securities and other securities	2,420,509	2,424,404	2,396,298
Total loans	5,406,031	5,377,727	5,338,219
Total assets	8,618,373	8,557,381	8,591,848
Deposits	6,108,483	6,139,424	6,072,578
Borrowings	1,316,253	1,245,925	1,282,289
Shareholders' equity	1,101,408	1,082,449	1,131,866

Assets

Loans and Allowance for Loan Losses

Economic conditions impact the Company’s customers. Although the economy and credit environment are inherently uncertain, the Company’s loan portfolio has demonstrated continued asset quality improvement. The Company remains focused on attracting and retaining high-quality commercial and retail customers to support quality loan growth.

Federal Reserve economic data regarding the Third District, which consists of eastern Pennsylvania, southern New Jersey, and Delaware, suggests the following trends, which may or may not apply to the Company:

•
Contacts in the Third District indicate that aggregate business activity continued to grow at a modest pace. Most sectors resumed the pace of activity that was evident before the recent winter disruptions.

•
Auto sales continued to show a very strong rate of growth, with general retail showing modest growth. Service sectors maintained a moderate pace of growth, while manufacturers reported modest growth. Residential construction and real estate sectors showed slight overall growth.

•
Financial firms continued to report slight increases in total loan volume as credit quality has continued to improve. Demand has increased in most credit categories, but most significantly in consumer credit lines, such as credit cards and auto loans.

•
The overall outlook for most sectors is positive as contacts continue to anticipate moderate growth over the next six months. Moreover, they generally express greater confidence in the underlying economy than in recent periods.

The Company’s loans are diversified by borrower, industry group, and geographical area throughout the markets it serves. The following table summarizes the composition of the Company’s loan portfolio:

(dollars in thousands)	June 30, 2014	December 31, 2013	Increase/(decrease)
Commercial and industrial	$2,488,993	$2,460,664	$28,329	1.2%

CRE - permanent	1,042,928	994,838	48,090	4.8%
CRE - construction	182,506	198,334	(15,828)	(8.0)%
Commercial real estate	1,225,434	1,193,172	32,262	2.7%
Commercial	3,714,427	3,653,836	60,591	1.7%

Residential mortgages	657,450	652,225	5,225	0.8%
Home equity	764,116	762,608	1,508	0.2%
All other consumer	267,763	264,599	3,164	1.2%
Consumer	1,689,329	1,679,432	9,897	0.6%

Loans	$5,403,756	$5,333,268	$70,488	1.3%

Allowance for loan losses	89,848	96,367	(6,519)	(6.8)%

Loans, net	$5,313,908	$5,236,901	$77,007	1.5%

Loans held-for-sale	$2,275	$4,951	$(2,676)	(54.0)%

Loans increased by $70.5 million, or 1.3%, to $5.4 billion at June 30, 2014 from December 31, 2013, driven by growth of $60.6 million, or 1.7%, and $9.9 million, or 0.6%, in commercial and consumer loans, respectively. Loan growth during the six months ended June 30, 2014 was inclusive of an $18.0 million, or 9.4%, decrease in classified loans. Net charge-offs during the six months ended June 30, 2014 totaled $7.8 million compared to $9.4 million for the prior year period, and the provision was $1.3 million during the six months ended June 30, 2014, resulting in a decrease to the allowance for loan losses, which totaled $89.8 million at June 30, 2014.

The following table demonstrates select asset quality metrics:

(dollars in thousands)	June 30, 2014	March 31, 2014	December 31, 2013
Non-performing loans (j)	$43,486	$48,112	$52,591
Non-performing loans to total loans	0.80%	0.89%	0.99%
Delinquent loans	$17,316	$16,819	$29,435
Delinquent loans to total loans	0.32%	0.31%	0.55%
Classified loans (k)	$173,610	$174,465	$191,589
Classified loans to total loans	3.21%	3.24%	3.59%
Tier 1 capital and allowance	$1,002,974	$981,817	$1,038,293
Classified loans to Tier 1 capital and allowance	17.31%	17.77%	18.45%
Total loans	$5,406,031	$5,377,727	$5,338,219

(j) Includes non-accrual residential mortgage and home equity loans held-for-sale of $1.5 million and $0.6 million, respectively, at March 31, 2014.
(k) Includes non-performing loans.

The following table summarizes the Company’s non-performing assets:

(dollars in thousands)	June 30, 2014	March 31, 2014	December 31, 2013
Non-accrual commercial and industrial	$9,641	$13,501	$14,935

Non-accrual CRE-permanent	4,811	3,513	4,258
Non-accrual CRE-construction	9,674	10,425	12,128
Total non-accrual commercial real estate	14,485	13,938	16,386

Non-accrual residential mortgages	6,265	6,779	7,037
Non-accrual home equity	3,631	4,041	4,787
All other non-accrual consumer	1,495	1,701	1,731
Total non-accrual consumer	11,391	12,521	13,555

Total non-accrual loans (j)	35,517	39,960	44,876

Restructured loans (l)	7,969	8,152	7,715
Total non-performing loans	43,486	48,112	52,591

Other real estate owned and repossessed assets	1,758	2,138	1,278
Total non-performing assets	45,244	50,250	53,869

Loans 90+ days past due & still accruing	2,097	2,310	3,466
Total non-performing assets and loans 90+ days past due	$47,341	$52,560	$57,335

Total loans	$5,406,031	$5,377,727	$5,338,219
Average total loans	5,360,641	5,342,648	5,256,841
Allowance for loan losses	89,848	93,252	96,367

Allowance for loan losses to:
Non-performing assets and loans 90+ days past due	190%	177%	168%
Non-performing loans	207%	194%	183%
Total loans	1.66%	1.73%	1.81%
(j) Includes non-accrual residential mortgage and home equity loans held-for-sale of $1.5 million and $0.6 million, respectively, at March 31, 2014.
(l) Restructured loans at June 30, 2014, included $0.8 million of commercial loans and $7.2 million of consumer loans which were modified for customers who were experiencing financial difficulty and were in jeopardy of losing their homes or businesses to foreclosure.

The following table provides additional information for the Company’s non-accrual loans:

(dollars in thousands)	June 30, 2014	March 31, 2014	December 31, 2013
Total non-accrual loans (j)	$35,517	$39,960	$44,876
Non-accrual loans with partial charge-offs	14,355	16,805	13,671
Life-to-date partial charge-offs on non-accrual loans	19,328	20,121	20,049
Charge-off rate of non-accrual loans	57.4%	54.5%	59.5%
Specific reserves on non-accrual loans	$2,053	$4,613	$5,761

(j) Includes non-accrual residential mortgage and home equity loans held-for-sale of $1.5 million and $0.6 million, respectively, at March 31, 2014.

At June 30, 2014, the Company’s non-accrual loans totaled $35.5 million and included $14.4 million of non-accrual loans which have been partially charged-off by 57.4%, or $19.3 million. Non-accrual and non-performing loan and asset levels continue to improve and represented a small percentage of total loans and total assets. Non-performing loans totaled 0.80% of total loans at June 30, 2014. Additionally, non-performing loans are included in impaired loans and are evaluated individually when determining the allowance. Impaired loans totaled $46.3 million at June 30, 2014, and there was a specific reserve of $4.4 million in the allowance related to $20.7 million of underlying principal balances of impaired loans. There is a portion of the Company’s impaired loans that have not been reserved or partially charged-off, since principal collection is probable.

An analysis of net loan charge-offs:

	Three Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Commercial and industrial	$2,049	$1,150	$2,065	$3,199	$3,934

CRE - permanent	599	423	396	1,022	678
CRE - construction	90	30	93	120	411
Commercial real estate	689	453	489	1,142	1,089

Residential mortgages	162	1,681	522	1,843	1,855
Home equity	389	784	903	1,173	1,650
All other consumer	115	298	152	413	894
Consumer	666	2,763	1,577	3,429	4,399

Net loans charged-off	$3,404	$4,366	$4,131	$7,770	$9,422

Net charge-offs (annualized) to:
Total loans	0.25%	0.33%	0.31%	0.29%	0.36%
Average total loans	0.25%	0.33%	0.32%	0.29%	0.36%

Net loan charge-offs totaled $7.8 million for the six months ended June 30, 2014, a $1.7 million, or 17.5%, decrease compared to the prior year period. The linked quarter decrease in net loan charge offs was $1.0 million, or 22.0%. The net charge-off trend is consistent with the continued credit quality improvement of the Company's loan portfolio. Annualized net charge-offs as a percentage of average total loans were 0.25% and 0.29% for the three and six months ended June 30, 2014, respectively, compared to 0.32% and 0.36% for the prior year periods.

Changes in the allowance for loan losses by loan portfolio:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$93,252	$107,164	$96,367	$110,955
Charge-offs:
Commercial and industrial	2,892	2,435	4,227	4,749
Commercial real estate	800	707	1,327	1,466
Consumer	1,433	2,172	4,589	5,481
Total charge-offs	5,125	5,314	10,143	11,696

Recoveries:
Commercial and industrial	843	370	1,028	815
Commercial real estate	111	218	185	377
Consumer	767	595	1,160	1,082
Total recoveries	1,721	1,183	2,373	2,274
Net charge-offs	3,404	4,131	7,770	9,422
Provision charged to expense	—	1,500	1,251	3,000
Balance at end of period	$89,848	$104,533	$89,848	$104,533

The following table presents the components of the allowance:

(dollars in thousands)	June 30, 2014	December 31, 2013
Specific reserves	$4,350	$8,304
Allocated reserves	73,861	77,115
Unallocated reserves	11,637	10,948
Total allowance for loan losses	$89,848	$96,367

The allowance decreased to $89.8 million at June 30, 2014 and represented 1.66% of total loans and 207% of non-performing loans, compared to $96.4 million, or 1.81% of total loans and 183% of non-performing loans at December 31, 2013. The decrease of the allowance during the period was due to the continued improvement in the various asset quality metrics. As a result of these factors, the Company did not record a provision for loan losses during the three months ended June 30, 2014, compared to $1.5 million for the prior year period, and recorded a provision of $1.3 million for the six months ended June 30, 2014, a decrease of $1.7 million compared to the six months ended June 30, 2013.

Liabilities

Liabilities totaled $7.5 billion at June 30, 2014, increasing $57.0 million from December 31, 2013. The increase was primarily due to increases in deposits and borrowings of $35.9 million and $34.0 million, respectively, offset by a $12.9 million reduction in other liabilities. The increase in borrowings from December 31, 2013 to June 30, 2014 is the result of an increase of $36.0 million in customer repurchase agreements offset by a decrease of $2.0 million in FHLB advances.

Deposits, the Company’s primary source of funding, increased $35.9 million during the first six months of 2014. The change in deposits from December 31, 2013 to June 30, 2014 consists of an increase in non-time deposits of $136 million, or 2.8%, offset by a decrease in time deposits of $100.0 million, or 8.0%. The increase in non-interest bearing deposits of $61.2 million, or 6.3%, for the six months ended June 30, 2014, can be attributed to account balances increasing from their seasonal low points at December 31, 2013. The decrease in time deposits from December 31, 2013 is the result of a substantial amount of five year time deposit maturities.

(dollars in thousands)	June 30, 2014	December 31, 2013	Increase/(decrease)
Non-interest bearing deposits	$1,031,271	$970,051	$61,220	6.3%
NOW accounts	1,689,381	1,655,425	33,956	2.1%
Money market accounts	1,684,410	1,670,035	14,375	0.9%
Savings accounts	552,885	526,576	26,309	5.0%
Time deposits less than $100	831,390	896,700	(65,310)	(7.3)%
Time deposits $100 or greater	319,146	353,791	(34,645)	(9.8)%
Total deposits	$6,108,483	$6,072,578	$35,905	0.6%

Non-time deposits / total deposits	81.2%	79.4%

Shareholders’ Equity

Shareholders’ equity totaled $1.1 billion at June 30, 2014, decreasing $30.5 million from December 31, 2013. Significant activity during the six months ended June 30, 2014 included:

•	Net income of $48.9 million,

•	Other comprehensive income of $20.7 million,

•	Cash dividends paid to common shareholders of $27.8 million,

•	Shares issued under share-based plans, net of taxes, of $3.2 million, and

•	The repurchase of 7 million common shares at a cost of $75.4 million.

RESULTS OF OPERATIONS

Net Interest Income

The following table presents average balances, average yields, and net interest margin information for the six months ended June 30, 2014 as compared to the same period in 2013.  Interest income and yields are presented on a fully taxable equivalent (“FTE”) basis using an effective tax rate of 35%.  Net interest margin is expressed as net interest income (FTE) as a percentage of average total interest earning assets.

Average Balances, Average Rates, and Net Interest Margin*

	For the Six Months Ended June 30,
	2014			2013
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Interest earning deposits at banks	$68,161	$55	0.16%	$107,242	$116	0.22%

U.S. Government agencies	1,003	9	1.81%	1,014	23	4.57%
Mortgage-backed securities/collateralized mortgage obligations	1,721,918	20,184	2.36%	1,572,112	17,680	2.27%
State and municipal*	609,194	20,089	6.65%	678,614	22,222	6.60%
Other bonds and securities	79,574	2,122	5.38%	78,196	1,276	3.29%
Total investments	2,411,689	42,404	3.55%	2,329,936	41,201	3.57%

Commercial loans*	3,674,391	70,644	3.88%	3,553,869	75,685	4.29%
Installment loans	1,023,369	20,967	4.13%	1,011,317	20,633	4.11%
Mortgage loans	653,934	14,694	4.53%	668,847	15,808	4.77%
Total loans	5,351,694	106,305	4.01%	5,234,033	112,126	4.32%
Total earning assets	7,831,544	148,764	3.83%	7,671,211	153,443	4.03%
Allowance for loan losses	(95,099)			(109,676)
Non-interest earning assets	759,912			751,199
Total assets	$8,496,357			$8,312,734

Interest Bearing Liabilities:
Interest bearing deposits	$5,096,699	$9,444	0.37%	$5,139,555	$11,745	0.46%
Customer repurchase agreements	543,677	793	0.29%	535,579	958	0.36%
Repurchase agreements	50,000	1,209	4.87%	99,397	1,342	2.72%
Short-term borrowings	204	1	0.63%	18,939	41	0.44%
Federal Home Loan Bank advances	559,078	2,917	1.05%	306,233	3,717	2.45%
Subordinated debentures	77,321	1,057	2.76%	101,131	2,015	4.02%
Total interest bearing liabilities	6,326,979	15,421	0.49%	6,200,834	19,818	0.64%
Non-interest bearing deposits	987,230			895,107
Other non-interest bearing liabilities	91,666			76,563
Total liabilities	7,405,875			7,172,504
Equity	1,090,482			1,140,230
Total liabilities and equity	$8,496,357			$8,312,734
NET INTEREST INCOME/MARGIN (FTE)		133,343	3.43%		133,625	3.51%
Tax equivalent interest		8,103			8,747
Net interest income		$125,240			$124,878

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

(dollars in thousands)	Six Months Ended June 30, 2014 compared to 2013
Increase (decrease) in:	Volume	Rate	Total
Interest income:
Interest earning deposits at banks	$(36)	$(25)	$(61)

U.S. Government agencies	—	(14)	(14)
Mortgage-backed securities/collateralized mortgage obligations	1,734	770	2,504
State and municipal	(2,288)	155	(2,133)
Other bonds and securities	23	823	846
Total investments	(531)	1,734	1,203

Commercial loans	2,502	(7,543)	(5,041)
Installment loans	247	87	334
Mortgage loans	(347)	(767)	(1,114)
Total loans	2,402	(8,223)	(5,821)
Total interest income	1,835	(6,514)	(4,679)

Interest expense:
Interest bearing deposits	(97)	(2,204)	(2,301)

Customer repurchase agreements	14	(179)	(165)
Repurchase agreements	(867)	734	(133)
Short-term borrowings	(53)	13	(40)
Federal Home Loan Bank advances	2,034	(2,834)	(800)
Subordinated debentures	(410)	(548)	(958)
Total borrowed funds	718	(2,814)	(2,096)
Total interest expense	621	(5,018)	(4,397)
Increase (decrease) in net interest income (FTE)	$1,214	$(1,496)	$(282)

For the six months ended June 30, 2014, net interest income was $125 million and remained relatively stable compared to the six months ended June 30, 2013, as an increase in average earning assets of $160 million, or 2.1%, when comparing the six month ending periods, resulted in an 8 basis point decline in net interest margin.

While interest income for the six months ended June 30, 2014 declined by $4.7 million on an FTE basis , or 3.0%, when compared to the prior year period, the decline was offset by various initiatives undertaken to manage the impact of the prolonged low interest rate environment as interest expense declined by $4.4 million, or 22.2%, to $15.4 million for the six months ended June 30, 2014, compared to $19.8 million for the prior year period. These initiatives included:

•
Reducing the average cost of interest bearing deposits from 0.46% for the six months ended June 30, 2013, to 0.37% for the six months ended June 30, 2014, a decline of 9 basis points and $2.3 million of interest expense.

•
Interest expense on borrowed funds for the six months ended June 30, 2014 decreased by $2.1 million when compared to the prior year period. The extinguishment of $400 million of FHLB advances and the redemption of the NPB Capital Trust II trust preferred securities during the first quarter of 2013 contributed to this decline.

Provision for Loan Losses

Provision for the six months ended June 30, 2014 was $1.3 million, compared to $3.0 million for the prior year period. Due to the continued improvement in the various asset quality metrics, the Company did not record a provision for the three months ended June 30, 2014, compared to $1.5 million for the three months ended June 30, 2013. The trends in net charge-offs, classified loans, non-performing loans and improving asset quality metrics resulted in a reduction to the allowance, which totaled $89.8 million at June 30, 2014. The allowance as a percentage of non-performing loans increased to 207% at June 30, 2014 from 183% at December 31, 2013. The allowance amounted to 1.66% of total loans at June 30, 2014 compared to 1.81% at December 31, 2013.  For additional analysis of the allowance refer to “Loans and Allowance for Loan Losses”.

Non-Interest Income

(dollars in thousands)	Six Months Ended June 30,
	2014	2013	Increase/(decrease)
Wealth management	$13,999	$13,817	$182	1.3%
Service charges on deposit accounts	6,918	7,513	(595)	(7.9)%
Insurance commissions and fees	6,806	6,593	213	3.2%
Cash management and electronic banking fees	9,395	9,272	123	1.3%
Mortgage banking	1,652	3,977	(2,325)	(58.5)%
Bank owned life insurance	2,416	2,467	(51)	(2.1)%
Earnings (losses) of unconsolidated investments	(486)	(8)	(478)	NM
Gain on sale of non-performing loans	946	—	946	100.0%
Other operating income	4,220	4,756	(536)	(11.3)%
Net gains from fair value changes of subordinated debentures	—	2,111	(2,111)	(100.0)%
Net gains on sales of investment securities	8	47	(39)	(83.0)%
Total non-interest income	$45,874	$50,545	$(4,671)	(9.2)%

"NM" - Denotes a value displayed as a percentage change is not meaningful

Non-interest income for the six months ended June 30, 2014 and 2013 totaled $45.9 million and $50.5 million, respectively, and its components changed primarily due to the following items:

•	Mortgage banking income decreased $2.3 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to lower volumes of new mortgage applications.

•	The six months ended June 30, 2013 included a gain of $2.1 million from the redemption of the Company's subordinated debentures accounted for at fair value (formerly Nasdaq: "NPBCO").

•	Service charges on deposit accounts decreased $0.6 million for the six months ended June 30, 2014 impacted primarily by a decrease in the number of overdraft items and relating overdraft income.

•	The Company experienced a $0.5 million loss for the six months ended June 30, 2014 on an unconsolidated equity investment.

•	During the second quarter of 2014, the Company recognized a $0.9 million gain on the sale of non-performing loans.

Non-Interest Expense

(dollars in thousands)	Six Months Ended June 30,
	2014	2013	Increase/(decrease)
Salaries, wages and employee benefits	$58,088	$58,367	$(279)	(0.5)%
Premises and equipment	15,921	15,002	919	6.1%
FDIC insurance	2,517	2,707	(190)	(7.0)%
Other operating expenses	27,925	29,511	(1,586)	(5.4)%
Loss on debt extinguishment	—	64,888	(64,888)	NM
Total non-interest expense	$104,451	$170,475	$(66,024)	(38.7)%

"NM" - Denotes a value displayed as a percentage change is not meaningful

Reconciliation Table For Non-GAAP Financial Measures - Efficiency Ratio (i)
	Six Months Ended June 30,
Efficiency ratio calculation	2014	2013
Non-interest expense	$104,451	$170,475
Less:
Loss on debt extinguishment	—	64,888
Operating expenses	$104,451	$105,587

Net interest income (taxable equivalent)	$133,343	$133,625

Non-interest income	45,874	50,545
Less:
Net gains from fair value changes of subordinated debentures	—	2,111
Net gains on investment securities	8	47
Adjusted revenue	$179,209	$182,012

Efficiency ratio	58.28%	58.01%

(i) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

Non-interest expense totaled $104 million for the six months ended June 30, 2014, compared to $170 million for the prior year period. The loss on debt extinguishment during the prior year period was related to the repayment of $400 million of FHLB advances. Continued focus on expense controls resulted in operating expenses(i) of $104 million, a decrease of 1.1% compared to the six months ended June 30, 2013. The 2014 year-to-date efficiency ratio(i) was 58.28% compared to 58.01% for the prior year period.

Income Tax Expense

Income tax expense for the six months ended June 30, 2014 was $16.5 million, compared to a benefit of $5.7 million for the six months ended June 30, 2013. The prior year period included a $22.7 million income tax benefit related to the loss incurred upon the extinguishment of $400 million of FHLB advances. Exclusive of the prior year tax benefit, the effective tax rate of 25.2% for the six months ended June 30, 2014 is comparable to the prior period. The Company’s net deferred tax asset of $58.3 million at June 30, 2014, decreased $7.5 million from December 31, 2013, primarily as a result of fluctuations in interest rates which impacted the fair value of the available-for-sale investment portfolio.

LIQUIDITY, COMMITMENTS, CAPITAL AND INTEREST RATE SENSITIVITY

Analysis of Liquidity and Capital Resources

Liquidity

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of June 30, 2014:

		Payments Due by Period:
(dollars in thousands)	Total	One Year or less	After one year to three years	After three years to five years	More than 5 Years
Maturities of time deposits	$1,150,536	$713,764	$307,281	$129,300	$191
Repurchase agreements	50,000	50,000	—	—	—
Federal Home Loan Bank advances	601,246	532,049	4,704	64,493	—
Subordinated debentures	77,321	—	—	—	77,321
Minimum annual rentals on non-cancelable operating leases	59,873	6,691	12,251	10,587	30,344
Total	$1,938,976	$1,302,504	$324,236	$204,380	$107,856

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

As measured using the consolidated statement of cash flows, the Company deployed $71.6 million of cash and cash equivalents during the six month period ended June 30, 2014, compared to deploying $246 million of net cash for the six months ended June 30, 2013. Operating activities generated $53.7 million of net cash year-to-date 2014, compared to $75.6 million for the same period in 2013. During the current year, cash was deployed in the following ways:

Investing activities

•	$162 million of investment security purchases

•	$83.4 million net increase in loans

Financing activities

•	$100 million decrease in time deposits

•	$75.4 million for the repurchase of common stock

•	$27.8 million in cash dividends

During the six months ended June 30, 2014, cash was generated from the following additional sources:

Investing activities

•	$170 million of proceeds from maturities and repayments of investment securities

Financing activities

•	$136 million increase in transaction and savings deposit accounts

•	$36.0 million increase in customer repurchase agreements

Capital

At June 30, 2014, National Penn and National Penn Bank’s capital ratios exceeded the criteria to be considered a “well-capitalized” institution.  Management believes that, under current regulations, the Company and National Penn Bank will each continue to exceed the "Well Capitalized" capital requirements in the foreseeable future.

	Tier 1 Capital to Average Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
National Penn	11.09%	11.63%	14.64%	15.46%	15.89%	16.72%
National Penn Bank	10.17%	9.85%	13.45%	13.15%	14.70%	14.40%
"Well Capitalized" institution under banking regulations	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

In January of 2014, the Company announced the repurchase of 7 million shares or approximately 27% of the outstanding common shares owned by Warburg Pincus. The repurchase was part of the Company's previously announced capital management strategy and deployed $75.4 million of excess capital.

In July 2013, the Basel III capital rules were finalized and will be effective January 1, 2015, with some transition period. National Penn's preliminary evaluation indicates that the impact of these rules on its capital levels and ratios, including the impact on National Penn Bank, is not expected to be material.

Other Commitments

The following table sets forth the notional amounts of other commitments as of June 30, 2014:

(dollars in thousands)	Total	One Year or less	After one year to three years	After three years to five years	More than 5 Years
Loan commitments	$1,870,676	$705,781	$183,549	$237,171	$744,175
Letters of credit	138,918	109,432	29,421	51	14
Total	$2,009,594	$815,213	$212,970	$237,222	$744,189

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

The following table demonstrates the anticipated impact of an instantaneous parallel interest rate shock on the Company’s net interest income for the subsequent twelve months:

	Change in Net Interest Income
Change in Interest Rates	June 30,
(in basis points)	2014	2013
+300	0%	2%
+200	0%	1%
+100	0%	0%
-100	N/A*	N/A*

* Certain short-term interest rates are currently below 1%. Therefore, in a scenario where interest rates decline by 100 basis points, short-term interest rates decline to zero, resulting in a non-parallel downward shift. In this interest rate scenario, net interest income is estimated to decline for the subsequent twelve months by 2% and 3% based upon net interest income for the twelve months ended June 30, 2014 and 2013, respectively.

The Federal Reserve continues to indicate that the federal funds rate will remain at lower levels for a considerable time. ALCO forecasts net interest income and evaluates net interest income sensitivity on a continual basis based on a variety of factors and assumptions. ALCO believes an interest rate ramp over twelve months is a more probable rate scenario than an instantaneous interest rate shock. As of June 30, 2014, the twelve month ramp of +200 basis points results in an asset sensitivity position of approximately +1%.

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

As of June 30, 2014, National Penn’s management, under the supervision of and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures.  Based on that evaluation, National Penn’s Chief Executive Officer and Chief Financial Officer concluded that National Penn’s disclosure controls and procedures were effective as of June 30, 2014.

There were no changes in National Penn’s internal control over financial reporting during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

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

New or changed governmental legislation or regulation and accounting industry pronouncements, including additional regulations and increased supervision resulting from additional growth in assets, could adversely affect National Penn.

Changes in federal and state legislation and regulation, including additional regulations and increased supervision resulting from additional growth in assets, may adversely affect National Penn's operations.  On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act continues to require significant changes to the U.S. financial system, including among others:

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

•	The creation of a Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk.

•	Stress testing requirements for bank holding companies with assets over $10 billion.

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

As of June 30, 2014, $3.7 billion, or 68.7%, of National Penn’s loan portfolio consisted of commercial real estate loans and commercial and industrial loans. Subject to market conditions, we intend to continue to increase our origination of these loans. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss.

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

Our investment portfolio includes approximately $38.3 million in capital stock of the Federal Home Loan Bank (“FHLB”) of Pittsburgh as of June 30, 2014. This stock ownership is required for National Penn to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB advance program. If the FHLB experiences a capital shortfall, it could suspend its quarterly cash dividend, and possibly require its members, including National Penn, to make additional capital investments in the FHLB. If the FHLB was to cease operations, or if National Penn was required to write-off its investment in the FHLB, National Penn's business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

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

National Penn may grow its business by acquiring other financial services companies, and these acquisitions, including the proposed acquisition of TF Financial, present a number of risks and uncertainties related both to the acquisition transactions themselves and to the integration of the acquired businesses.

On June 3, 2014, National Penn entered into an Agreement and Plan of Merger with TF Financial Corporation, pursuant to which TF Financial will merge with and into National Penn with National Penn as the surviving company.  The acquisition of TF Financial and acquisitions of other financial services companies or assets present risks to National Penn in addition to those presented by the nature of the business acquired. In general, acquisitions may be substantially more expensive to investigate or to complete than expected (including unanticipated costs incurred in connection with the integration of the acquired company, as a result of delays in receipt of regulatory approvals or regulatory approval conditions which may impose additional costs on National Penn or limit National Penn’s revenues). In addition, the anticipated benefits (including anticipated cost savings and strategic gains) may be significantly more difficult or take longer to achieve than expected. In some cases, acquisitions involve our entry into new businesses or new geographic markets, and these situations also present risks in instances where we may be inexperienced in these new areas. As a regulated financial institution, our ability to pursue or complete attractive acquisition opportunities could be negatively impacted by regulatory delays or other regulatory issues. The processes of integrating acquired businesses also pose many additional possible risks which could result in increased costs, liability or other adverse consequences. Finally, if an acquisition is not completed, National Penn may experience negative reactions from the financial markets and from its customers and employees.

National Penn may incur impairments to goodwill.

At June 30, 2014, National Penn had approximately $258 million recorded as goodwill.  National Penn evaluates its goodwill for impairment at least annually during the second quarter of its fiscal year.  Significant negative industry or economic trends, including the lack of recovery in the market price of National Penn's common stock, or reduced estimates of future cash flows or disruptions to National Penn's business could result in impairments to goodwill. National Penn's valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. National Penn operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If National Penn's analysis results in additional impairment to its goodwill, National Penn would be required to record an impairment charge to earnings in its financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on National Penn's results of operations and stock price.

National Penn's ability to realize its deferred tax asset may be reduced, which may adversely impact results of operations.

As of June 30, 2014, National Penn had a deferred tax asset of approximately $58.3 million. Our ability to realize these tax benefits ultimately depends on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. Estimation of the deferred tax asset's realizability requires National Penn to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. National Penn's deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset. If it is determined that a valuation allowance of its deferred tax asset is necessary, National Penn may incur a charge to earnings and a reduction to regulatory capital for the amount included therein.

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

National Penn is not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. National Penn is currently authorized to issue up to 250 million common shares, of which approximately 139 million shares were outstanding as of June 30, 2014, and up to one million shares of preferred stock, none of which are outstanding.  In addition, National Penn's Board of Directors has made shares available for compensation purposes, including under its Employee Stock Purchase Plan, as well as for purchase under National Penn's Dividend Reinvestment and Stock Purchase Plan. The Employee Stock Purchase Plan allows employee shareholders to purchase shares of National Penn common shares at a 10% discount from market value.  In addition, shares are issuable upon the vesting of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock that may be, issued under National Penn's equity compensation plans.  Should National Penn experience strong participation in the Employee Stock Purchase Plan or the Dividend Reinvestment and Stock Purchase Plan, the issuance of the required shares of common stock may significantly dilute the ownership of National Penn's shareholders. National Penn's board of directors has authority, without action or vote of the shareholders, to issue all or part of its authorized but unissued shares. Authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

National Penn relies on dividends it receives from its subsidiaries, may reduce or eliminate cash dividends on its common stock, and is subject to restrictions on its ability to declare or pay cash dividends and repurchase shares of common stock.

As a bank holding company, National Penn's ability to pay dividends depends primarily on its receipt of dividends from its direct and indirect subsidiaries. Its bank subsidiary, National Penn Bank, is National Penn's primary source of dividends. Dividend payments from National Penn Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. As of June 30, 2014, National Penn Bank had the ability to pay dividends to National Penn without prior regulatory approval. However, there is no assurance that National Penn Bank, and/or National Penn's other subsidiaries, will be able to pay dividends in the future.

In April 2014, the Board of Directors approved a second quarter 2014 cash dividend of $0.10 per share, and in July 2014 the Board of Directors declared a third quarter 2014 cash dividend of $0.10 per share. There can be no assurance that National Penn will pay dividends to its shareholders in the future, or if dividends are paid, that National Penn will maintain or increase the level of its dividend.  National Penn's ability to pay dividends to its shareholders is subject to limitations and guidance issued by the Board of Governors of the Federal Reserve System, or the Federal Reserve.  For example, under Federal Reserve guidance, bank holding companies generally are advised to consult in advance with the Federal Reserve before declaring dividends, and to strongly consider reducing, deferring or eliminating dividends, in certain situations, such as when declaring or paying a dividend that would exceed earnings for the fiscal quarter for which the dividend is being paid, or when declaring or paying a dividend that could result in a material adverse change to the organization's capital structure.  National Penn's failure to pay dividends on its common stock could have a material adverse effect on its business, operations, financial condition, access to funding and the market price of its common stock.

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

National Penn's businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the risk factors set forth above, as well as the following:

•	Risks, uncertainties and other factors relating to the proposed acquisition of TF Financial including:

▪	Expected benefits may not materialize in the timeframe expected or at all, or may be more costly to achieve;

▪	The transaction may not be timely completed, if at all;

▪	The parties are unable to successfully implement integration strategies; and

▪	Diversion of management time on merger-related issues.

•	National Penn's branding and marketing initiatives may not be effective in building name recognition and customer awareness of National Penn's products and services.

•	National Penn may be unable to differentiate itself from its competitors by a higher level of customer service, as intended by its business strategy and other marketing initiatives.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by National Penn of its common stock in each month of the quarter ended June 30, 2014.

Period	Total No. of Shares Purchased	Weighted-average Price Paid per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum No. of Shares that may yet be Purchased Under the Plans or Programs
April 1, 2014 through April 30, 2014	—	$—	—	289,810
May 1, 2014 through May 31, 2014	—	—	—	289,810
June 1, 2014 through June 30, 2014	—	—	—	289,810
Total	—	$—	—

1.	National Penn's current stock repurchase program was announced by the Company on December 20, 2013 and is authorized for the remainder of 2014.

2.
National Penn's current stock repurchase program authorizes the repurchase of up to 5% of the outstanding shares as of December 18, 2013, the date of authorization of the repurchase plan by the Board of Directors, or 7,289,810 shares of common stock.

3.	The authorization of this repurchase plan supersedes all pre-existing share repurchase plans.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

2.1
Agreement and Plan of Merger by and between National Penn Bancshares, Inc. and TF Financial Corporation (Incorporated by reference to Exhibit 2.1 to National Penn’s Report on Form 8-K dated June 3, 2014, as filed on June 4, 2014).

3.1
Articles of Incorporation, as amended and restated, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn's Current Report on Form 8-K dated April 24, 2009 as filed on April 24, 2009.)

3.2	Statement with Respect to Shares (Incorporated by reference to Exhibit 3.1 to National Penn’s Current Report on Form 8-K dated October 27, 2009 as filed on November 2, 2009).
3.3	Statement or Certificate of Change of Registered Office (Incorporated by reference to Exhibit 3.4 to National Penn’s Annual Report on Form 10-K dated March 3, 2014, as filed on March 3, 2014).
3.4
Bylaws, as amended and restated, of National Penn Bancshares, Inc. (Incorporated by reference to  Exhibit 3.1 to National Penn’s Current Report on Form 8-K dated September 25, 2013, as filed on September 30, 2013.)

10.1
National Penn Bancshares, Inc. Long-Term Incentive Compensation Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated April 22, 2014, as filed on April 25, 2014).

31.1	Certification of Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a).
31.2	Certification of Chief Financial Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a).
32.1	Certification of Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(b) and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Denotes a compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Date:	August 11, 2014	By:	/s/ Scott V. Fainor
			Name:	Scott V. Fainor
			Title:	President and Chief Executive Officer

Date:	August 11, 2014	By:	/s/ Michael J. Hughes
			Name:	Michael J. Hughes
			Title:	Senior Executive Vice President and
Chief Financial Officer