Form 10-Q
period 2014-09-30
NATIONAL PENN BANCSHARES INC
filed 2014-11-07
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 000-22537-01

NATIONAL PENN BANCSHARES, INC.
(Exact name of registrant as specified in charter)

Pennsylvania	23-2215075
(State or other jurisdiction of incorporation)	IRS Employer Identification No.
645 Hamilton Street, Suite 1100
Allentown, Pennsylvania 18101
(Address of principal executive offices) (Zip Code)

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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock, no stated par value	147,356,365

 PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	Unaudited
	September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$96,856	$102,241
Interest-earning deposits with banks	98,512	181,282
Total cash and cash equivalents	195,368	283,523

Investment securities available-for-sale, at fair value	1,461,586	1,894,107
Investment securities held-to-maturity
(Fair value $889,438 and $452,202 for 2014 and 2013, respectively)	864,234	438,445
Other securities	55,931	63,746
Loans held-for-sale	3,890	4,951
Loans, net of allowance for loan losses of $88,927 and $96,367 for 2014 and 2013, respectively	5,377,025	5,236,901
Premises and equipment, net	110,392	96,232
Accrued interest receivable	27,839	27,130
Bank owned life insurance	151,443	147,869
Other real estate owned and other repossessed assets	1,561	1,278
Goodwill	258,279	258,279
Other intangible assets, net	4,803	6,854
Unconsolidated investments	8,167	8,713
Other assets	112,482	123,820
TOTAL ASSETS	$8,633,000	$8,591,848

LIABILITIES
Non-interest bearing deposits	$990,438	$970,051
Interest bearing deposits	5,297,498	5,102,527
Total deposits	6,287,936	6,072,578

Customer repurchase agreements	580,290	551,736
Repurchase agreements	—	50,000
Federal Home Loan Bank advances	359,155	603,232
Senior long-term debt	125,000	—
Subordinated debentures	77,321	77,321
Accrued interest payable and other liabilities	96,114	105,115
TOTAL LIABILITIES	7,525,816	7,459,982

SHAREHOLDERS' EQUITY
Common stock, no stated par value; authorized 250,000,000 shares, issued: September 30, 2014 - 152,267,940; December 31, 2013 - 152,310,162	1,388,513	1,387,966
Accumulated deficit	(143,514)	(175,990)
Accumulated other comprehensive loss	(7,922)	(21,157)
Treasury stock: September 30, 2014 - 12,962,823 shares; December 31, 2013 - 6,511,411 shares	(129,893)	(58,953)
TOTAL SHAREHOLDERS' EQUITY	1,107,184	1,131,866
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,633,000	$8,591,848

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
INTEREST INCOME
Loans, including fees	$53,857	$54,577	$158,915	$165,558
Investment securities
Taxable	11,365	10,105	34,180	29,585
Tax-exempt	6,114	6,768	18,847	20,887
Deposits with banks	32	48	87	164
Total interest income	71,368	71,498	212,029	216,194
INTEREST EXPENSE
Deposits	4,483	5,468	13,927	17,213
Customer repurchase agreements	399	440	1,192	1,398
Repurchase agreements	197	614	1,406	1,956
Short-term borrowings	—	—	1	41
Federal Home Loan Bank advances	1,297	1,325	4,214	5,042
Senior long-term debt	227	—	227	—
Subordinated debentures	535	539	1,592	2,554
Total interest expense	7,138	8,386	22,559	28,204
Net interest income	64,230	63,112	189,470	187,990
Provision for loan losses	1,000	1,250	2,251	4,250
Net interest income after provision for loan losses	63,230	61,862	187,219	183,740
NON-INTEREST INCOME
Wealth management	6,945	6,883	20,944	20,700
Service charges on deposit accounts	3,826	3,894	10,744	11,407
Insurance commissions and fees	3,029	3,071	9,835	9,664
Cash management and electronic banking fees	4,720	4,860	14,115	14,132
Mortgage banking	987	1,621	2,639	5,598
Bank owned life insurance	1,238	1,260	3,654	3,727
Earnings (losses) of unconsolidated investments	(20)	661	(506)	653
Gains on sale of non-performing loans	—	—	946	—
Other operating income	2,146	2,551	6,366	7,307
Net gains from fair value changes of subordinated debentures	—	—	—	2,111
Net gains on sales of investment securities	—	7	8	54
Total non-interest income	22,871	24,808	68,745	75,353
NON-INTEREST EXPENSE
Salaries, wages and employee benefits	29,655	29,598	87,743	87,965
Premises and equipment	7,769	7,724	23,690	22,726
FDIC insurance	1,140	1,404	3,657	4,111
Other operating expenses	13,594	14,877	41,519	44,388
Loss on debt extinguishment	—	—	—	64,888
Total non-interest expense	52,158	53,603	156,609	224,078
Income before income taxes	33,943	33,067	99,355	35,015
Income tax expense	8,623	8,507	25,126	2,840
NET INCOME	$25,320	$24,560	$74,229	$32,175
PER SHARE
Basic earnings	$0.18	$0.17	$0.53	$0.22
Diluted earnings	$0.18	$0.17	$0.53	$0.22
Dividends paid in cash	$0.10	$0.10	$0.30	$0.20	(a)

(a) In lieu of a 1st quarter 2013 cash dividend, the Company paid an additional dividend of $0.10 per share in the 4th quarter of 2012.

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(dollars in thousands)	Before Tax Amount	Income Tax Expense (benefit)	Net of Tax Amount	Before Tax Amount	Income Tax Expense (benefit)	Net of Tax Amount
Net income	$33,943	$8,623	$25,320	$99,355	$25,126	$74,229

Unrealized holding gains (losses) arising during the period on investment securities	(7,069)	(2,474)	(4,595)	24,646	8,626	16,020
Less net gains on sales of investment securities realized in net income	—	—	—	8	3	5
Unrealized gains (losses) on investment securities	(7,069)	(2,474)	(4,595)	24,638	8,623	16,015

Pension adjustments	(4,391)	(1,537)	(2,854)	(4,277)	(1,497)	(2,780)
Other comprehensive income (loss)	(11,460)	(4,011)	(7,449)	20,361	7,126	13,235

Total comprehensive income	$22,483	$4,612	$17,871	$119,716	$32,252	$87,464

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(dollars in thousands)	Before Tax Amount	Income Tax Expense (benefit)	Net of Tax Amount	Before Tax Amount	Income Tax Expense (benefit)	Net of Tax Amount
Net income	$33,067	$8,507	$24,560	$35,015	$2,840	$32,175

Unrealized holding gains (losses) arising during the period on investment securities	2,750	962	1,788	(61,190)	(21,416)	(39,774)
Less net gains on sales of investment securities realized in net income	7	2	5	54	19	35
Unrealized gains (losses) on investment securities	2,743	960	1,783	(61,244)	(21,435)	(39,809)

Pension adjustments	2,928	1,025	1,903	3,041	1,065	1,976
Other comprehensive income (loss)	5,671	1,985	3,686	(58,203)	(20,370)	(37,833)

Total comprehensive income (loss)	$38,738	$10,492	$28,246	$(23,188)	$(17,530)	$(5,658)

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)	Common		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Value			Treasury Stock	Total
Balance at December 31, 2013	145,798,751	$1,387,966	$(175,990)	$(21,157)	$(58,953)	$1,131,866
Comprehensive income:
Net income			74,229			74,229
Other comprehensive income, net of taxes				13,235		13,235
Total comprehensive income						87,464

Cash dividends declared, common			(41,753)			(41,753)
Shares issued under share-based plans, net of excess tax benefits	506,366	547			4,450	4,997
Common stock repurchases	(7,000,000)				(75,390)	(75,390)
Balance at September 30, 2014	139,305,117	$1,388,513	$(143,514)	$(7,922)	$(129,893)	$1,107,184

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$74,229	$32,175
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,251	4,250
Depreciation and amortization	8,743	9,951
Amortization of premiums and discounts on investment securities, net	(132)	2,376
Net gains from sales of investment securities	(8)	(54)
Decrease in fair value of subordinated debentures	—	(2,111)
Bank owned life insurance policy income	(3,654)	(3,727)
Share-based compensation expense	3,210	2,442
Unconsolidated investment distributions, net	546	2,170
Loans originated for resale	(70,641)	(159,095)
Proceeds from sale of loans originated for resale	73,742	175,187
Proceeds from sale of non-performing loans	3,046	—
Gains on sale of loans, net	(2,040)	(4,513)
Gains on sale of non-performing loans, net	(946)	—
Losses (gains) of other real estate owned, net	232	(200)
Gains on sale of buildings	—	(301)
Loss on debt extinguishment	—	64,888
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(709)	695
Decrease in accrued interest payable	(2,068)	(3,041)
Decrease (increase) in other assets	2,362	(10,419)
(Decrease) increase in other liabilities	(11,210)	14,055
Net cash provided by operating activities	76,953	124,728
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of investment securities held-to-maturity	66,049	19,070
Proceeds from maturities and repayments of investment securities available-for-sale	209,227	348,493
Proceeds from sale of investment securities available-for-sale	476	3,432
Purchase of investment securities available-for-sale	(242,008)	(488,757)
Proceeds from other securities	7,815	24,253
Proceeds from sale of loans previously held for investment	943	1,181
Increase in loans	(148,202)	(69,460)
Purchases of premises and equipment	(21,109)	(4,829)
Proceeds from the sale of other real estate owned	1,323	2,110
Proceeds from sale of buildings	—	868
Net cash used in investing activities	(125,486)	(163,639)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in transaction and savings deposit accounts	353,400	642,376
Net decrease in time deposits	(138,042)	(142,485)
Net increase (decrease) in customer repurchase agreements	28,554	(38,286)
Decrease in short-term borrowings	—	(100,000)
Decrease in repurchase agreements	(50,000)	(25,000)
Net decrease in FHLB advances	(243,821)	(417,382)
Repayment of subordinated debentures	—	(65,206)
Proceeds from senior debt issuance	125,000	—
Proceeds from shares issued, share-based plans	2,371	2,542
Excess tax benefit on share-based plans	59	37
Repurchase of common stock	(75,390)	—
Cash dividends, common	(41,753)	(29,123)
Net cash used in financing activities	(39,622)	(172,527)
Net decrease in cash and cash equivalents	(88,155)	(211,438)
Cash and cash equivalents at beginning of year	283,523	428,128
Cash and cash equivalents at end of period	$195,368	$216,690

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CASH FLOW DISCLOSURES

The Company considers cash and due from banks and interest earning deposits with banks to be cash equivalents for the purposes of reporting cash flows. Cash paid for interest and income taxes is as follows:

(dollars in thousands)	Nine Months Ended September 30,
	2014	2013
Interest	$24,627	$31,246
Income taxes	18,218	1,576

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

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

2.  BUSINESS COMBINATION

On October 24, 2014, the Company completed its acquisition of TF Financial Corporation ("TF Financial") through a stock and cash merger. TF Financial was a savings and loan holding company with 3rd Fed Bank as its wholly-owned subsidiary. Headquartered in Newtown, Pennsylvania, TF Financial operated eighteen branch offices and as of June 30, 2014, TF Financial had approximately $840 million of assets, which included $610 million of loans, and $686 million of deposits. This acquisition will be accounted for under the acquisition method of accounting. Accordingly, the Company is in the process of performing assessments of net assets acquired and determining fair values of these identifiable assets acquired and liabilities assumed as of October 24, 2014. TF Financial's results of operations have been included in the Company's consolidated statements of income and comprehensive income since October 24, 2014. The operations of TF Financial are not included in the accompanying financial statements dated September 30, 2014.

The acquisition was valued at approximately $136 million, consisting of approximately $58.4 million in cash and the issuance of approximately 8.0 million shares of National Penn common stock valued at approximately $77.3 million.

3.  EARNINGS PER SHARE

The components of the Company’s basic and diluted earnings per share are as follows:

(dollars in thousands, except share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$25,320	$24,560	$74,229	$32,175
Calculation of shares
Weighted average basic shares	139,275,683	145,669,300	139,934,960	145,549,146
Dilutive effect of share-based compensation	549,451	455,521	531,477	427,375
Weighted average fully diluted shares	139,825,134	146,124,821	140,466,437	145,976,521

Earnings per share
Basic	$0.18	$0.17	$0.53	$0.22
Diluted	$0.18	$0.17	$0.53	$0.22

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following stock options were excluded from the computation of earnings per share as they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	2,014,419	3,351,751	2,018,705	3,522,366
Exercise price
Low	$8.69	$8.69	$8.69	$8.69
High	$21.49	$21.49	$21.49	$21.49

4.  INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities at September 30, 2014 are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
U.S. Government agencies	$1,000	$7	$—	$1,007
State and municipal bonds	67,298	5,031	(120)	72,209
Agency mortgage-backed securities/collateralized mortgage obligations	1,372,417	17,969	(14,662)	1,375,724
Non-agency collateralized mortgage obligations	2,732	61	—	2,793
Corporate securities and other	4,109	546	(323)	4,332
Marketable equity securities	3,583	1,938	—	5,521
Total	$1,451,139	$25,552	$(15,105)	$1,461,586

	Carrying Value (b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity
State and municipal bonds	$509,146	$24,570	$(105)	$533,611
Agency mortgage-backed securities/collateralized mortgage obligations	352,447	2,315	(1,592)	353,170
Non-agency collateralized mortgage obligations	199	3	—	202
Corporate securities and other	2,442	17	(4)	2,455
Total	$864,234	$26,905	$(1,701)	$889,438

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

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities at December 31, 2013 are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
U.S. Government agencies	$1,000	$—	$(10)	$990
State and municipal bonds	210,680	7,701	(3,670)	214,711
Agency mortgage-backed securities/collateralized mortgage obligations	1,683,092	18,040	(41,952)	1,659,180
Non-agency collateralized mortgage obligations	4,222	44	(8)	4,258
Corporate securities and other	9,517	646	(495)	9,668
Marketable equity securities	3,583	1,717	—	5,300
Total	$1,912,094	$28,148	$(46,135)	$1,894,107

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity
State and municipal bonds	$403,344	$13,028	$(895)	$415,477
Agency mortgage-backed securities/collateralized mortgage obligations	34,843	1,624	—	36,467
Non-agency collateralized mortgage obligations	258	—	—	258
Total	$438,445	$14,652	$(895)	$452,202

Gains and losses from sales of investment securities are as follows:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gains	$—	$7	$8	$54
Losses	—	—	—	—
Net gains (losses) from sales of investment securities	$—	$7	$8	$54

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following tables indicate the length of time individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013, respectively.

September 30, 2014

(dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	40	$15,237	$(76)	$12,216	$(149)	$27,453	$(225)
Agency mortgage-backed securities/collateralized mortgage obligations	190	514,165	(4,551)	320,489	(11,703)	834,654	(16,254)
Corporate securities and other	3	1,010	(4)	1,175	(323)	2,185	(327)
Total debt securities	233	530,412	(4,631)	333,880	(12,175)	864,292	(16,806)
Marketable equity securities	1	50	—	—	—	50	—
Total	234	$530,462	$(4,631)	$333,880	$(12,175)	$864,342	$(16,806)

December 31, 2013

(dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	1	$990	$(10)	$—	$—	$990	$(10)
State and municipal bonds	145	76,402	(2,282)	20,708	(2,283)	97,110	(4,565)
Agency mortgage-backed securities/collateralized mortgage obligations	241	953,423	(33,990)	115,815	(7,962)	1,069,238	(41,952)
Non-agency collateralized mortgage obligations	5	820	(8)	—	—	820	(8)
Corporate securities and other	5	1,966	(35)	2,708	(460)	4,674	(495)
Total	397	$1,033,601	$(36,325)	$139,231	$(10,705)	$1,172,832	$(47,030)

The fair value of investment securities pledged as collateral are presented below:

(dollars in thousands)	September 30, 2014	December 31, 2013
Deposits	$1,275,633	$966,751
Repurchase agreements	627,404	650,627
Other	78,471	81,408
Total	$1,981,508	$1,698,786

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The specified values of investment securities, by contractual maturity, at September 30, 2014 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Carrying Value	Fair Value
Due in one year or less	$4,063	$4,132	$—	$—
Due after one through five years	58,208	62,608	8,863	9,000
Due after five through ten years	157,993	163,868	192,305	200,618
Due after ten years	1,227,292	1,225,457	663,066	679,820
Marketable equity securities	3,583	5,521	—	—
Total	$1,451,139	$1,461,586	$864,234	$889,438

Evaluation of Impairment of Securities

The Company did not record any other-than-temporary impairment ("OTTI") losses for the three and nine months ended September 30, 2014 and 2013.

As of September 30, 2014 and December 31, 2013, accumulated other comprehensive income did not include any impairment related charges for the non-credit-related components of OTTI.

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

At September 30, 2014, gross unrealized losses totaled $16.8 million, and the gross unrealized losses of securities in an unrealized loss position for twelve months or longer totaled $12.2 million, of which $11.7 million is attributable to agency mortgage-backed securities and $0.5 million attributable to state and municipal securities and other.  The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). As a result of its review and considering the attributes of the individual securities, the Company concluded that the securities were not other-than-temporarily impaired.

Because the Company does not intend to sell these investments and it is not more likely than not it will be required to sell these investments before a recovery of carrying value, which may be maturity, the Company does not consider the securities in an unrealized loss position for twelve months or longer to be other-than-temporarily impaired.

Other securities on the Company’s consolidated balance sheet totaled $55.9 million and $63.7 million as of September 30, 2014 and December 31, 2013, respectively. The balance includes Federal Loan Home Bank ("FHLB") of Pittsburgh stock and Federal Reserve Bank stock. These securities lack a market, and as such they are carried at par/cost since their fair value is not readily determinable. The Company evaluates, and will continue to evaluate, these securities for impairment each reporting period and has concluded the carrying value of these securities is not impaired. During 2014, the FHLB of Pittsburgh repurchased an additional $7.8 million, net, of capital stock from the Company at par/cost. Also, during 2014 and 2013 the Company received and recorded dividends on its FHLB stock.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

5.  LOANS

The following table presents loan classifications:

September 30, 2014	Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified	Non-Performing	Total
Commercial and industrial	$2,317,690	$35,606	$93,241	$11,333	$2,457,870

CRE - permanent	1,052,618	9,982	20,340	3,406	1,086,346
CRE - construction	191,305	1,912	6,964	8,547	208,728
Commercial real estate	1,243,923	11,894	27,304	11,953	1,295,074

Residential mortgages	647,224	—	680	13,019	660,923
Home equity	771,109	—	533	4,844	776,486
All other consumer	268,716	—	5,166	1,717	275,599
Consumer	1,687,049	—	6,379	19,580	1,713,008

Loans	$5,248,662	$47,500	$126,924	$42,866	$5,465,952

Percent of loans	96.03%	0.87%	2.32%	0.78%	100.00%

December 31, 2013	Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified	Non-Performing	Total
Commercial and industrial	$2,327,344	$38,873	$79,179	$15,268	$2,460,664

CRE - permanent	944,589	9,191	36,272	4,786	994,838
CRE - construction	167,710	2,962	15,534	12,128	198,334
Commercial real estate	1,112,299	12,153	51,806	16,914	1,193,172

Residential mortgages	636,829	—	2,243	13,153	652,225
Home equity	757,064	—	137	5,407	762,608
All other consumer	256,957	160	5,633	1,849	264,599
Consumer	1,650,850	160	8,013	20,409	1,679,432

Loans	$5,090,493	$51,186	$138,998	$52,591	$5,333,268

Percent of loans	95.45%	0.96%	2.60%	0.99%	100.00%

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following table presents the details for past due loans:

September 30, 2014	Past Due and Still Accruing				Accruing Current Balances	Non-Accrual Balances (d)	Total Balances
(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More (c)	Total
Commercial and industrial	$645	$514	$10	$1,169	$2,445,496	$11,205	$2,457,870

CRE - permanent	1,513	450	—	1,963	1,081,496	2,887	1,086,346
CRE - construction	—	370	—	370	199,811	8,547	208,728
Commercial real estate	1,513	820	—	2,333	1,281,307	11,434	1,295,074

Residential mortgages	3,569	1,949	637	6,155	647,965	6,803	660,923
Home equity	3,195	802	533	4,530	767,995	3,961	776,486
All other consumer	3,308	895	1,781	5,984	268,148	1,467	275,599
Consumer	10,072	3,646	2,951	16,669	1,684,108	12,231	1,713,008

Loans	$12,230	$4,980	$2,961	$20,171	$5,410,911	$34,870	$5,465,952

Percent of loans	0.22%	0.09%	0.05%	0.37%		0.64%

December 31, 2013	Past Due and Still Accruing				Accruing Current Balances	Non-Accrual Balances (d)	Total Balances
(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More (c)	Total
Commercial and industrial	$3,362	$1,520	$11	$4,893	$2,440,836	$14,935	$2,460,664

CRE - permanent	6,191	181	—	6,372	984,208	4,258	994,838
CRE - construction	373	—	—	373	185,833	12,128	198,334
Commercial real estate	6,564	181	—	6,745	1,170,041	16,386	1,193,172

Residential mortgages	4,509	774	2,197	7,480	637,708	7,037	652,225
Home equity	4,383	1,101	140	5,624	752,197	4,787	762,608
All other consumer	2,761	814	1,118	4,693	258,175	1,731	264,599
Consumer	11,653	2,689	3,455	17,797	1,648,080	13,555	1,679,432

Loans	$21,579	$4,390	$3,466	$29,435	$5,258,957	$44,876	$5,333,268

Percent of loans	0.40%	0.08%	0.07%	0.55%		0.84%

(c) Loans 90 days or more past due remain on accrual status if they are well secured and collection of all principal and interest is probable.
(d) At September 30, 2014, non-accrual balances included troubled debt restructurings of $9.4 million commercial real estate, $9.3 million of commercial and industrial, and $3.8 million of consumer loans. At December 31, 2013, non-accrual balances included troubled debt restructurings of $6.5 million of commercial real estate, $7.7 million of commercial and industrial, and $3.0 million of consumer loans.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

Changes in the allowance for loan losses by loan portfolio are as follows:

September 30, 2014
(dollars in thousands)
Three Months Ended	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$38,078	$18,563	$21,570	$11,637	$89,848
Charge-offs	(513)	(1,100)	(1,484)	—	(3,097)
Recoveries	494	249	433	—	1,176
Provision	368	234	835	(437)	1,000
Ending balance	$38,427	$17,946	$21,354	$11,200	$88,927

Nine Months Ended	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$41,288	$22,653	$21,478	$10,948	$96,367
Charge-offs	(4,740)	(2,427)	(6,073)	—	(13,240)
Recoveries	1,522	434	1,593	—	3,549
Provision	357	(2,714)	4,356	252	2,251
Ending balance	$38,427	$17,946	$21,354	$11,200	$88,927
Allowance for loan losses:
Individually evaluated for impairment	$1,869	$1,332	$1,864	$—	$5,065
Collectively evaluated for impairment	36,558	16,614	19,490	11,200	83,862
Total allowance for loan losses	$38,427	$17,946	$21,354	$11,200	$88,927
Loans:
Individually evaluated for impairment	$11,429	$14,722	$19,622	$—	$45,773
Collectively evaluated for impairment	2,446,441	1,280,352	1,693,386	—	5,420,179
Loans	$2,457,870	$1,295,074	$1,713,008	$—	$5,465,952

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

Changes in the allowance for loan losses by loan portfolio are as follows:

September 30, 2013
(dollars in thousands)
Three Months Ended	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$47,286	$24,471	$22,436	$10,340	$104,533
Charge-offs	(3,335)	(936)	(1,503)	—	(5,774)
Recoveries	276	56	422	—	754
Provision	173	(543)	1,654	(34)	1,250
Ending balance	$44,400	$23,048	$23,009	$10,306	$100,763

Nine Months Ended	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$46,151	$29,295	$23,101	$12,408	$110,955
Charge-offs	(8,084)	(2,402)	(6,984)	—	(17,470)
Recoveries	1,091	433	1,504	—	3,028
Provision	5,242	(4,278)	5,388	(2,102)	4,250
Ending balance	$44,400	$23,048	$23,009	$10,306	$100,763
Allowance for loan losses:
Individually evaluated for impairment	$5,882	$432	$1,657	$—	$7,971
Collectively evaluated for impairment	38,518	22,616	21,352	10,306	92,792
Total allowance for loan losses	$44,400	$23,048	$23,009	$10,306	$100,763
Loans:
Individually evaluated for impairment	$29,568	$16,107	$18,872	$—	$64,547
Collectively evaluated for impairment	2,431,333	1,130,086	1,653,973	—	5,215,392
Loans	$2,460,901	$1,146,193	$1,672,845	$—	$5,279,939

The Company did not have any loans acquired with deteriorated credit quality.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

Impaired loan details are as follows:

September 30, 2014	Recorded Investment
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance
Commercial and industrial	$5,729	$5,700	$11,429	$7,359	$18,788	$1,869

CRE - permanent	3,586	2,589	6,175	7,781	13,956	456
CRE - construction	7,084	1,463	8,547	2,634	11,181	876
Commercial real estate	10,670	4,052	14,722	10,415	25,137	1,332

Residential mortgages	5,852	7,209	13,061	419	13,480	1,513
Home equity	855	3,989	4,844	396	5,240	300
All other consumer	249	1,468	1,717	61	1,778	51
Consumer	6,956	12,666	19,622	876	20,498	1,864

Total	$23,355	$22,418	$45,773	$18,650	$64,423	$5,065

December 31, 2013	Recorded Investment
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance
Commercial and industrial	$8,457	$6,811	$15,268	$5,599	$20,867	$3,997

CRE - permanent	5,995	3,872	9,867	6,441	16,308	1,073
CRE - construction	9,729	2,399	12,128	6,633	18,761	1,414
Commercial real estate	15,724	6,271	21,995	13,074	35,069	2,487

Residential mortgages	6,088	7,109	13,197	800	13,997	1,589
Home equity	609	4,798	5,407	515	5,922	203
All other consumer	118	1,731	1,849	61	1,910	28
Consumer	6,815	13,638	20,453	1,376	21,829	1,820

Total	$30,996	$26,720	$57,716	$20,049	$77,765	$8,304

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following table presents additional details related to the Company's impaired loans. Interest income recognized for the three and nine months ended September 30, 2014 and 2013 primarily represents amounts earned on restructured loans which are performing according to their modified terms.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial and industrial	$9,809	$2	$28,818	$24	$12,053	$14	$27,239	$63

CRE - permanent	7,361	5	9,581	2	7,681	17	9,626	25
CRE - construction	8,998	—	6,816	22	9,827	—	7,067	59
Commercial real estate	16,359	5	16,397	24	17,508	17	16,693	84

Residential mortgages	13,070	32	11,787	29	13,351	100	10,719	73
Home equity	4,647	4	4,998	3	4,840	10	4,885	8
All other consumer	1,736	4	1,746	—	1,842	9	1,751	—
Consumer	19,453	40	18,531	32	20,033	119	17,355	81

Total	$45,621	$47	$63,746	$80	$49,594	$150	$61,287	$228

The following table presents details of the Company’s loans which experienced a troubled debt restructuring and are performing according to the modified terms. The Company’s restructured loans are included within non-performing loans and impaired loans in the preceding tables.

(dollars in thousands)	September 30, 2014	December 31, 2013
Commercial and industrial	$128	$333
CRE - permanent	519	528
Residential mortgages	6,216	6,116
Home equity	883	620
All other consumer	250	118
Total restructured loans	$7,996	$7,715

Undrawn commitments to lend on restructured loans	$—	$—

The Company modifies loans to consumers secured by residential mortgages and home equity loans utilizing a program modeled after government assisted programs in order to help customers who are experiencing financial difficulty and are in jeopardy of losing their homes to foreclosure.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

6.  DEPOSITS

(dollars in thousands)	September 30, 2014	December 31, 2013
NOW accounts	$1,981,608	$1,655,425
Money market accounts	1,658,815	1,670,035
Savings accounts	544,625	526,576
Time deposits less than $100	797,535	896,700
Time deposits $100 or greater	314,915	353,791
Total interest bearing deposits	5,297,498	5,102,527
Non-interest bearing deposits	990,438	970,051
Total deposits	$6,287,936	$6,072,578

At September 30, 2014, time deposits were scheduled to mature as follows:

(dollars in thousands)	2014	$254,951
	2015	465,258
	2016	146,519
	2017	90,561
	2018	42,250
	Thereafter	112,911
	Total	$1,112,450

7. BORROWINGS

(dollars in thousands)	September 30, 2014	December 31, 2013
Customer repurchase agreements	$580,290	$551,736
Repurchase agreements	—	50,000
Federal Home Loan Bank advances	359,155	603,232
Senior long-term debt	125,000	—
Subordinated debentures	$77,321	$77,321
Total borrowings	1,141,766	1,282,289

On September 16, 2014, the Company issued $125 million aggregate principal amount of unsecured, fixed rate senior notes with a maturity date of September 30, 2024. The notes bear an annual fixed interest rate of 4.25%, and are payable, as to interest, on March 30th and September 30th of each year, commencing March 30, 2015. The costs related to the issuance of the notes were $1.4 million and will be amortized over the life of the notes.

8.  CONTINGENCIES

In the normal course of business, the Company is named as a defendant in various lawsuits.  Accruals are established for legal proceedings when information related to the loss contingencies indicates that a loss settlement is both probable and can be estimated. At September 30, 2014, the Company did not have material amounts accrued for legal proceedings as it is the opinion of management that the resolution of such suits will not have a material effect on the financial position or results of operations of the Company. The outcome of legal proceedings is inherently uncertain, and as a result, the amounts recorded may not represent the Company's ultimate loss upon resolution. Thus, the Company’s exposure and ultimate losses may be higher or lower than amounts accrued or estimated as the reasonably possible exposure.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

9.  ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) was comprised of the following components, after tax:

(dollars in thousands)	September 30, 2014	December 31, 2013
Unrealized gains (losses) on investment securities	$4,324	$(11,691)
Pension	(12,246)	(9,466)
Total accumulated other comprehensive loss	$(7,922)	$(21,157)

At March 31, 2014, 240 available-for-sale debt securities, with an amortized cost basis of $492 million, a net unrealized loss of $4.1 million and a fair value of $488 million, were reclassified as held-to-maturity. The remaining net accumulated other comprehensive after-tax loss related to the transferred securities at September 30, 2014 was $2.5 million and will be amortized over the remaining life of the securities.

10.  EQUITY

In the first quarter of 2014, the Company declared a cash dividend of $0.10 per share, or $13.9 million, which was paid on February 14, 2014, to shareholders of record as of February 1, 2014.

In the second quarter of 2014, the Company declared a cash dividend of $0.10 per share, or $13.9 million, which was paid on May 16, 2014, to shareholders of record as of May 3, 2014.

In the third quarter of 2014, the Company declared a cash dividend of $0.10 per share, or $13.9 million, which was paid on August 15, 2014, to shareholders of record as of August 4, 2014.

On October 22, 2014, the Company announced a fourth quarter cash dividend of $0.11 per share to be paid on November 17, 2014, to shareholders of record as of November 3, 2014.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

11.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The notional amount of financial instruments whose contract amounts represent credit risk:

(dollars in thousands)	September 30, 2014	December 31, 2013
Commitments to extend credit	$1,897,474	$1,769,135
Commitments to fund mortgages	26,957	22,242
Commitments to sell mortgages to investors	17,830	15,349
Letters of credit	142,393	142,246

Summary information regarding interest rate swap derivative positions which were not designated in hedging relationships are as follows:

September 30, 2014
(dollars in thousands)	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Receive fixed - pay floating interest rate swaps	161	$562,141	$21,238	$2,442	4.68%	2.29%	5.53
Pay fixed - receive floating interest rate swaps	161	562,141	2,442	21,238	2.29%	4.68%	5.53
Interest rate swaps		$1,124,282	$23,680	$23,680	3.49%	3.49%	5.53

December 31, 2013
(dollars in thousands)	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Receive fixed - pay floating interest rate swaps	148	$502,833	$15,906	$5,718	4.58%	2.31%	5.96
Pay fixed - receive floating interest rate swaps	148	502,833	5,718	15,906	2.31%	4.58%	5.96
Interest rate swaps		$1,005,666	$21,624	$21,624	3.45%	3.45%	5.96

The Company enters into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps are considered derivatives but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them. In response, the Company enters into offsetting interest rate swaps with counterparties for interest rate risk management purposes. The counterparty swaps are also considered derivatives and are also not designated in hedging relationships. Changes in the fair value of the customer and counterparty swaps are recorded net in the consolidated statement of income. Because these amounts offset each other, there was no impact on other operating income for the three and nine months ended September 30, 2014. For additional analysis of the fair value of interest rate swaps refer to Footnote 13 within this section.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following summarizes the Company’s derivative activity:

		Income Statement Effect	Income Statement Effect
	Balance Sheet Effect at	for the Three Months Ended	Nine Months Ended
Derivative Instruments	September 30, 2014	September 30, 2014	September 30, 2014

Interest rate swaps	Increase to other assets/liabilities of $23.7 million.	No net effect on other operating income from offsetting $2.9 million change.	No net effect on other operating income from offsetting $2.1 million change.

Other derivatives:
Interest rate locks	Increase to other liabilities of $0.1 million.	Decrease to mortgage banking income of $0.1 million.	Decrease to mortgage banking income of less than $0.1 million.
Forward sale commitments	Increase to other liabilities of less than $0.1 million.	Increase to mortgage banking income of $0.1 million.	Increase to mortgage banking income of less than $0.1 million.

		Income Statement Effect	Income Statement Effect
	Balance Sheet Effect at	for the Three Months Ended	Nine Months Ended
Derivative Instruments	December 31, 2013	September 30, 2013	September 30, 2013

Interest rate swaps	Increase to other assets/liabilities of $21.6 million.	No net effect on other operating income from offsetting $0.5 million change.	No net effect on other operating income from offsetting $7.5 million change.

Other derivatives:
Interest rate locks	Increase to other liabilities of less than $0.1 million.	Increase to mortgage banking income of $0.6 million.	Increase to mortgage banking income of $0.2 million.
Forward sale commitments	Increase to other liabilities of $0.1 million.	Decrease to mortgage banking income of $0.4 million.	Increase to mortgage banking income of less than $0.1 million.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

12. BALANCE SHEET OFFSETTING

Certain financial instrument related assets and liabilities may be eligible for offset on the consolidated balance sheet because they are subject to master netting agreements or similar agreements. However, the Company does not elect to offset such arrangements on the consolidated financial statements.

    The Company enters into interest rate swap agreements with customers and financial institution counterparties. For additional detail regarding interest rate swap agreements refer to Footnote 11 within this section. In the event of default on, or termination of, any one contract, both parties have the right to net settle multiple contracts. Also, certain interest rate swap agreements may require the Company to receive or pledge cash collateral based on the contract provisions.

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

The following table presents information about financial instruments that are eligible for offset:

September 30, 2014
(dollars in thousands)
Assets	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet
Derivatives - Interest Rate Swaps	$2,442	$—	$2,442

Liabilities
Derivatives - Interest Rate Swaps	$21,238	$—	$21,238

December 31, 2013
(dollars in thousands)
Assets	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet
Derivatives - Interest Rate Swaps	$5,718	$—	$5,718

Liabilities
Derivatives - Interest Rate Swaps	$15,906	$—	$15,906
Repurchase Agreements	50,000	—	50,000
Total Liabilities	$65,906	$—	$65,906

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following table represents a reconciliation of the net amounts of interest rate swap derivative assets and liabilities presented in the balance sheet to the net amounts that would result in the event of offset, by counterparty:

September 30, 2014
(dollars in thousands)		Gross Amounts Not Offset in the Balance Sheet
Assets	Net Amounts Presented in the Balance Sheet	Financial Instruments (e)	Cash Collateral (f)	Net Amount
Counterparty A	$2,209	$(2,209)	$—	$—
All Other Counterparties	233	(143)	—	90
Total Assets	$2,442	$(2,352)	$—	$90

Liabilities
Counterparty A	$10,544	$(2,209)	$(8,785)	$(450)
All Other Counterparties	10,694	(143)	(10,350)	201
Total Liabilities	$21,238	$(2,352)	$(19,135)	$(249)

December 31, 2013
(dollars in thousands)		Gross Amounts Not Offset in the Balance Sheet
Assets	Net Amounts Presented in the Balance Sheet	Financial Instruments (e)	Cash Collateral (f)	Net Amount
Counterparty A	$4,996	$(4,996)	$—	$—
All Other Counterparties	722	(328)	(300)	94
Total Assets	$5,718	$(5,324)	$(300)	$94

Liabilities
Counterparty A	$13,111	$(4,996)	$(8,545)	$(430)
All Other Counterparties	2,795	(328)	(1,960)	507
Total Liabilities	$15,906	$(5,324)	$(10,505)	$77

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

13.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company has the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e. the fair value option), on an instrument-by-instrument basis. The election to use the fair value option is available when an entity first recognizes a financial asset or liability or upon entering into a Company commitment. Subsequent changes in fair value must be recorded in earnings. The Company has not elected to apply the fair value option to any of its financial instruments at September 30, 2014.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

September 30, 2014	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$1,007	$—	$1,007	$—
State and municipal bonds	72,209	—	72,209	—
Agency mortgage-backed securities/ collateralized mortgage obligations	1,375,724	—	1,375,724	—
Non-agency collateralized mortgage obligations	2,793	—	2,793	—
Corporate securities and other	4,332	64	3,093	1,175
Marketable equity securities	5,521	4,453	—	1,068
Investment securities, available-for-sale	$1,461,586	$4,517	$1,454,826	$2,243

Interest rate swap agreements	$23,680	$—	$23,680	$—

Liabilities
Interest rate swap agreements	$23,680	$—	$23,680	$—
Forward sale commitments	44	—	44	—
Interest rate locks	57	—	57	—

December 31, 2013	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$990	$—	$990	$—
State and municipal bonds	214,711	—	214,711	—
Agency mortgage-backed securities/ collateralized mortgage obligations	1,659,180	—	1,659,180	—
Non-agency collateralized mortgage obligations	4,258	—	4,258	—
Corporate securities and other	9,668	61	4,922	4,685
Marketable equity securities	5,300	4,241	—	1,059
Investment securities, available-for-sale	$1,894,107	$4,302	$1,884,061	$5,744

Interest rate swap agreements	$21,624	$—	$21,624	$—

Liabilities
Interest rate swap agreements	$21,624	$—	$21,624	$—
Forward sale commitments	84	—	84	—
Interest rate locks	42	—	42	—

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following table presents activity for investment securities measured at fair value on a recurring basis for the nine months ended September 30, 2014:

(dollars in thousands)
Level 1	Beginning Balance January 1, 2014	Gains/(losses) included in earnings (g)	Gains/(losses) included in other comprehensive income	Purchases	Sales	Maturities/ Calls/Paydowns	Reclassified Securities (h)	Transfers	Ending Balance September 30, 2014
Corporate securities and other	$61	$—	$3	$—	$—	$—	$—	$—	$64
Marketable equity securities	4,241	—	212	—	—	—	—	—	4,453
Total level 1	4,302	—	215	—	—	—	—	—	4,517

Level 2

U.S. Government agencies	990	—	17	—	—	—	—	—	1,007
State and municipal bonds	214,711	1,958	3,975	—	—	(16,554)	(131,881)	—	72,209
Agency mortgage-backed securities/ collateralized mortgage obligations	1,659,180	(3,013)	19,839	242,008	—	(191,650)	(350,640)	—	1,375,724
Non-agency collateralized mortgage obligations	4,258	9	25	—	(476)	(1,023)	—	—	2,793
Corporate securities and other	4,922	—	182	—	—	—	(2,011)	—	3,093
Total level 2	1,884,061	(1,046)	24,038	242,008	(476)	(209,227)	(484,532)	—	1,454,826

Level 3

Corporate securities and other	4,685	3	40	—	—	—	(3,553)	—	1,175
Marketable equity securities	1,059	—	9	—	—	—	—	—	1,068
Total level 3	5,744	3	49	—	—	—	(3,553)	—	2,243

Total available-for-sale securities	$1,894,107	$(1,043)	$24,302	$242,008	$(476)	$(209,227)	$(488,085)	$—	$1,461,586

(g) Includes amortization/accretion
(h) Securities reclassified from available-for-sale to held-to-maturity at March 31, 2014. Refer to Footnote 4 for further details.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2014	Balance	(Level 1)	(Level 2)	(Level 3)
Loans held-for-sale	$3,890	$—	$3,890	$—
Impaired loans, net	40,708	—	—	40,708
OREO and other repossessed assets	1,561	—	—	1,561

December 31, 2013
Loans held-for-sale	$4,951	$—	$4,951	$—
Impaired loans, net	49,412	—	—	49,412
OREO and other repossessed assets	1,278	—	—	1,278

Fair value for loans held-for-sale is estimated based upon available market data for mortgage-backed securities with similar interest rates and maturities.  Lower of cost or estimated fair value write-downs recorded on loans held-for-sale were zero as of September 30, 2014 and December 31, 2013.

The recorded investment in impaired loans totaled $45.8 million with a specific reserve of $5.1 million at September 30, 2014, compared to $57.7 million with a specific reserve of $8.3 million at December 31, 2013. Fair value for impaired loans is measured primarily on the value of the collateral securing these loans, less estimated costs to sell, or the present value of estimated cash flows discounted at the loan’s original effective interest rate.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

Fair value for OREO and other repossessed assets is estimated based upon its appraised value less costs to sell. There were no additional write-downs included in the OREO and other repossessed assets balances at September 30, 2014, compared to $0.1 million at December 31, 2013.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The estimation methodologies, resulting fair values and recorded carrying amounts are as follows:

	September 30, 2014		December 31, 2013
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$195,368	$195,368	$283,523	$283,523
Investment securities available-for-sale	1,461,586	1,461,586	1,894,107	1,894,107
Investment securities held-to-maturity	864,234	889,438	438,445	452,202
Loans held-for-sale	3,890	3,991	4,951	5,077
Loans, net of allowance for loan losses	5,377,025	5,231,308	5,236,901	5,168,470
OREO and other repossessed assets	1,561	1,561	1,278	1,278
Interest rate swap agreements	23,680	23,680	21,624	21,624

Liabilities
Non-interest bearing deposits	$990,438	$990,438	$970,051	$970,051
Interest bearing deposits, non-maturity	4,185,048	4,185,048	3,852,036	3,852,036
Deposits with stated maturities	1,112,450	1,111,560	1,250,491	1,253,920
Customer repurchase agreements	580,290	580,290	551,736	551,736
Repurchase agreements	—	—	50,000	51,332
Federal Home Loan Bank advances	359,155	365,089	603,232	611,890
Senior long-term debt	125,000	125,312	—	—
Subordinated debentures	77,321	77,321	77,321	77,321
Interest rate swap agreements	23,680	23,680	21,624	21,624
Forward sale commitments	44	44	84	84
Interest rate locks	57	57	42	42

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

The fair value of the Company's senior long-term debt is based upon an unadjusted, quoted price (CUSIP: 637138AC2) and as such is classified within Level 1 of the fair value hierarchy.

The fair value of subordinated debentures is estimated to equal their par amount as these instruments have floating interest rates based upon LIBOR and are callable at any time. These instruments are classified within Level 2 of the fair value hierarchy.

14.  PENSION PLAN

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

Net periodic benefit cost includes the following components:

(dollars in thousands)	Nine Months Ended September 30,
	2014	2013
Service cost	$175	$123
Interest cost	1,816	1,676
Expected return on plan assets	(2,226)	(2,203)
Amortization of unrecognized net actuarial loss	235	473
Net periodic benefit cost	$—	$69

15.  SHARE-BASED COMPENSATION

Share-based compensation awards are currently granted under the National Penn Bancshares, Inc. 2014 Long-Term Incentive Compensation Plan ("2014 Plan"), approved by shareholders in April 2014 and expiring on April 22, 2024. The 2014 Plan replaced the expired Long-Term Incentive Compensation Plan ("2005 Plan") and includes authorized but unissued common shares under the 2005 Plan. Under the terms of the 2014 Plan, 3.3 million shares are available for issuance as of September 30, 2014. The Company has 0.6 million awards expiring during the twelve months ending September 30, 2015.

As of September 30, 2014, there was approximately $1.3 million of total unrecognized compensation cost related to unvested stock options and approximately $5.3 million of unrecognized compensation cost for other share-based awards that is expected to be recognized within approximately 3 years.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

The table below summarizes activity related to share-based plans:

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Share-based compensation expense	$1,072	$809	$3,210	$2,442
Proceeds from stock options exercised	103	289	422	756
Intrinsic value of stock options exercised	57	151	159	325

16.  SEGMENT REPORTING

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

The Company has also identified several other operating segments. These non-reportable segments include National Penn Wealth Management, N.A., National Penn Insurance Services Group, Inc., and the parent bank holding company and are included in the “Other” category. These operating segments do not have similar characteristics to the community banking operations and do not individually or in the aggregate meet the quantitative thresholds requiring separate disclosure. The operating segments in the “Other” category earn revenues primarily through the generation of fee income and are also aggregated based on their similar economic characteristics, products and services, type or class of customer, methods used to distribute products and services and/or nature of their regulatory environment. The identified segments reflect the manner in which financial information is currently evaluated by management. The accounting policies, used in this disclosure of operating segments, are the same as those described in the summary of significant accounting policies in the Company’s most recent Annual Report on Form 10-K.

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	As of and for the Three Months Ended September 30, 2014
(dollars in thousands)	Community Banking	Other	Consolidated
Total assets	$8,589,143	$43,857	$8,633,000
Total deposits	6,287,936	—	6,287,936
Net interest income (expense)	64,985	(755)	64,230
Total non-interest income	12,305	10,566	22,871
Total non-interest expense	43,429	8,729	52,158
Net income	24,835	485	25,320

	For the Nine Months Ended September 30, 2014
(dollars in thousands)	Community Banking	Other	Consolidated
Net interest income (expense)	$191,258	$(1,788)	$189,470
Total non-interest income	36,185	32,560	68,745
Total non-interest expense	130,002	26,607	156,609
Net income	72,162	2,067	74,229

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

	As of and for the Three Months Ended September 30, 2013
(dollars in thousands)	Community Banking	Other	Consolidated
Total assets	$8,383,872	$40,751	$8,424,623
Total deposits	6,435,456	—	6,435,456
Net interest income (expense)	63,946	(834)	63,112
Total non-interest income	14,234	10,574	24,808
Total non-interest expense	44,372	9,231	53,603
Net income	24,243	317	24,560

	For the Nine Months Ended September 30, 2013
(dollars in thousands)	Community Banking	Other	Consolidated
Net interest income (expense)	$190,436	$(2,446)	$187,990
Total non-interest income	40,709	34,644	75,353
Total non-interest expense	195,917	28,161	224,078
Net income	30,121	2,054	32,175

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance and financial condition of the Company as of and for the three and nine months ended September 30, 2014, with a primary focus on an analysis of operating results.  Current performance does not guarantee, and may not be indicative of similar performance in the future.  The Company’s consolidated financial statements included in this Report are unaudited, and as such, are subject to year-end examination.

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

At September 30, 2014, National Penn Bank operated 111 retail branch offices, of which 110 are located in Pennsylvania and one is located in Maryland. As part of a restructuring plan announced during the fourth quarter of 2013, the Company closed 8 branches during the second quarter of 2014.

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

Merger with TF Financial Corporation

On October 24, 2014, the Company completed its acquisition of TF Financial Corporation ("TF Financial") through a stock and cash merger. TF Financial was a savings and loan holding company with 3rd Fed Bank as its wholly-owned subsidiary. Headquartered in Newtown, Pennsylvania, TF Financial operated eighteen branch offices and as of June 30, 2014, TF Financial had approximately $840 million of assets, which included $610 million of loans, and $686 million of deposits. This acquisition will be accounted for under the acquisition method of accounting. Accordingly, the Company is in the process of performing assessments of net assets acquired and determining fair values of these identifiable assets acquired and liabilities assumed as of October 24, 2014. TF Financial's results of operations have been included in the Company's consolidated statements of income and comprehensive income since October 24, 2014. The operations of TF Financial are not included in the accompanying financial statements dated September 30, 2014.
The acquisition was valued at approximately $136 million, consisting of approximately $58.4 million in cash and the issuance of approximately 8.0 million shares of National Penn common stock valued at approximately $77.3 million.

Overview

	Three Months Ended			Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2014	June 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
EARNINGS
Total interest income	$71,368	$70,528	$71,498	$212,029	$216,194
Total interest expense	7,138	7,577	8,386	22,559	28,204
Net interest income	64,230	62,951	63,112	189,470	187,990
Provision for loan losses	1,000	—	1,250	2,251	4,250
Net interest income after provision for loan losses	63,230	62,951	61,862	187,219	183,740
Net gains from fair value changes of subordinated debentures	—	—	—	—	2,111
Net gains on investment securities	—	—	7	8	54
Other non-interest income	22,871	24,396	24,801	68,737	73,188
Loss on debt extinguishment	—	—	—	—	64,888
Other non-interest expense	52,158	52,114	53,603	156,609	159,190
Income before income taxes	33,943	35,233	33,067	99,355	35,015
Income tax expense	8,623	9,034	8,507	25,126	2,840
Net income	$25,320	$26,199	$24,560	$74,229	$32,175

Basic earnings per share	$0.18	$0.19	$0.17	$0.53	$0.22
Diluted earnings per share	0.18	0.19	0.17	0.53	0.22
Dividends per share	0.10	0.10	0.10	0.30	0.20	(a)

Net interest margin	3.43%	3.43%	3.49%	3.43%	3.51%
Efficiency ratio (i)	57.29%	57.02%	58.16%	57.95%	58.06%
Return on average assets	1.17%	1.23%	1.17%	1.16%	0.52%
Adjusted return on average assets (i)	1.17%	1.23%	1.17%	1.16%	1.17%

Asset Quality Metrics
Allowance / total loans	1.63%	1.66%	1.91%
Non-performing loans / total loans	0.78%	0.80%	1.04%
Delinquent loans / total loans	0.37%	0.32%	0.43%
Allowance / non-performing loans	207.5%	206.6%	183.9%
Annualized net charge-offs / average loans	0.14%	0.25%	0.38%	0.24%	0.37%

(a) In lieu of a 1st quarter 2013 cash dividend, the Company paid an additional dividend of $0.10 per share in the 4th quarter of 2012.
(i) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

•
For the three months ended September 30, 2014, the Company recorded net income of $25.3 million, or $0.18 per diluted share, compared to $24.6 million, or $0.17 per diluted share, in the comparable prior year period. Other non-interest income was $22.9 million for the third quarter of 2014, a decrease of $1.9 million compared to the prior year period, primarily as a result of a decline in mortgage banking income which was driven by lower levels of refinance activity in the marketplace. Other non-interest expense was $52.2 million for the third quarter of 2014, a decrease of $1.4 million from the prior year period as a result of a continued focus on expense control. The current quarter's efficiency ratio of 57.3% compared favorably to 58.2% for the prior year period.

•
For the nine months ended September 30, 2014, the Company recorded net income of $74.2 million, or $0.53 per diluted share, compared to net income of $32.2 million, or $0.22 per diluted share, in the comparable prior year period. The prior year period's results were impacted by the $64.9 million ($42.2 million after-tax) charge from the extinguishment of $400 million of previously restructured FHLB advances that occurred during the first quarter of 2013. Additionally, during the first quarter of 2013, the Company redeemed $65.2 million of 7.85%, fixed-rate subordinated debentures. This transaction produced a $2.1 million ($1.4 million after-tax) gain since these instruments were previously accounted for at fair value and the Company had a call at par. These strategic initiatives were undertaken for asset/liability, interest rate risk, and capital management purposes.

•
Net interest income totaled $189 million and $188 million for the nine months ended September 30, 2014, and September 30, 2013, respectively. The Company's net interest margin declined eight basis points to 3.43% for the nine months ended September 30, 2014, compared to 3.51% for the nine months ended September 30, 2013, as the prolonged low interest rate environment continued to impact loan and investment yields and as average earning assets increased $189 million to $7.9 billion for the nine months ended September 30, 2014.

•
Provision for loan losses was $2.3 million for the nine months ended September 30, 2014, compared to $4.3 million for the prior year period, as the Company continued to experience improvements in asset quality. Classified loans declined by 22.3% since September 30, 2013, and non-performing loans declined to 0.78% of total loans at September 30, 2014, compared to 1.04% at September 30, 2013.

•
Other non-interest income totaled $68.7 million for the nine months ended September 30, 2014, a decrease of $4.5 million, when compared to the prior year period. The decrease is primarily attributable to a decrease in mortgage banking income of $3.0 million and a $0.5 million loss incurred during the first quarter of 2014 on an unconsolidated equity investment.

•
Other non-interest expense for the nine months ended September 30, 2014 continued to be well controlled at $157 million, a decrease of $2.6 million when compared to the nine months ended September 30, 2013.

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

	Three Months Ended			Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2014	June 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Adjusted net income reconciliation
Net income	$25,320	$26,199	$24,560	$74,229	$32,175
After tax unrealized fair value gain on subordinated debentures	—	—	—	—	(1,372)
After tax loss on debt extinguishment	—	—	—	—	42,177
Adjusted net income	$25,320	$26,199	$24,560	$74,229	$72,980

Earnings per share
Net income	$0.18	$0.19	$0.17	$0.53	$0.22
After tax unrealized fair value gain on subordinated debentures	—	—	—	—	(0.01)
After tax loss on debt extinguishment	—	—	—	—	0.29
Adjusted net income	$0.18	$0.19	$0.17	$0.53	$0.50

Average assets	$8,569,734	$8,512,845	$8,310,626	$8,521,085	$8,312,023
Adjusted return on average assets	1.17%	1.23%	1.17%	1.16%	1.17%

(i) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

For the nine months ended September 30, 2013, adjusted net income excluded the loss on debt extinguishment of $64.9 million ($42.2 million after-tax) and the gain on the Company's subordinated debentures accounted for at fair value of $2.1 million ($1.4 million after-tax).

Adjusted net income of $74.2 million, or $0.53 per diluted share, for the nine months ended September 30, 2014 remained relatively stable when compared to the adjusted net income of $73.0 million, or $0.50 per diluted share for the nine months ended September 30, 2013, as asset quality continues to improve and expense levels remain well controlled.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY BALANCE SHEET

(dollars in thousands)	September 30, 2014	June 30, 2014	December 31, 2013
Total cash and cash equivalents	$195,368	$211,914	$283,523
Investment securities and other securities	2,381,751	2,420,509	2,396,298
Total loans	5,469,842	5,406,031	5,338,219
Total assets	8,633,000	8,618,373	8,591,848
Deposits	6,287,936	6,108,483	6,072,578
Borrowings	1,141,766	1,316,253	1,282,289
Shareholders' equity	1,107,184	1,101,408	1,131,866

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

Federal Reserve economic data regarding the Third District, which consists of eastern Pennsylvania, southern New Jersey, and Delaware, suggests the following trends, which may or may not apply to the Company:

•	Contacts in the Third District indicate that aggregate business activity continued to grow at a modest pace, most notably in tourism and manufacturing.

•
The growth in auto sales experienced in prior periods has moderated but remains strong. General retail showed slight growth. Service sectors maintained a moderate pace of growth overall. Residential construction and real estate sectors showed slight overall growth.

•
Financial firms continued to report slight increases in total loan volume, and credit quality has continued to improve. Demand has increased most significantly in consumer credit lines, such as credit cards and auto loans, and business capital spending has increased slightly.

•
The overall outlook for most sectors is positive as contacts continue to anticipate moderate growth over the next six months. Moreover, they generally express greater confidence in the underlying economy and more overall optimism for growth.

The Company’s loans are diversified by borrower, industry group, and geographical area throughout the markets it serves. The following table summarizes the composition of the Company’s loan portfolio:

(dollars in thousands)	September 30, 2014	December 31, 2013	Increase/(decrease)
Commercial and industrial	$2,457,870	$2,460,664	$(2,794)	(0.1)%

CRE - permanent	1,086,346	994,838	91,508	9.2%
CRE - construction	208,728	198,334	10,394	5.2%
Commercial real estate	1,295,074	1,193,172	101,902	8.5%
Commercial	3,752,944	3,653,836	99,108	2.7%

Residential mortgages	660,923	652,225	8,698	1.3%
Home equity	776,486	762,608	13,878	1.8%
All other consumer	275,599	264,599	11,000	4.2%
Consumer	1,713,008	1,679,432	33,576	2.0%

Loans	$5,465,952	$5,333,268	$132,684	2.5%

Allowance for loan losses	88,927	96,367	(7,440)	(7.7)%

Loans, net	$5,377,025	$5,236,901	$140,124	2.7%

Loans held-for-sale	$3,890	$4,951	$(1,061)	(21.4)%

Loans increased by $133 million, or 2.5%, to $5.5 billion at September 30, 2014 from December 31, 2013, driven by growth in commercial real estate and consumer loans of $102 million , or 8.5%, and $33.6 million, or 2.0%, respectively. Loan growth during the nine months ended September 30, 2014 was inclusive of a $21.8 million, or 11.4%, decrease in classified loans. Net charge-offs during the nine months ended September 30, 2014 totaled $9.7 million compared to $14.4 million for the prior year period, and the provision was $2.3 million during the nine months ended September 30, 2014, resulting in an allowance for loan losses of $88.9 million at September 30, 2014.

The following table demonstrates select asset quality metrics:

(dollars in thousands)	September 30, 2014	June 30, 2014	December 31, 2013
Non-performing loans	$42,866	$43,486	$52,591
Non-performing loans to total loans	0.78%	0.80%	0.99%
Delinquent loans	$20,171	$17,316	$29,435
Delinquent loans to total loans	0.37%	0.32%	0.55%
Classified loans (j)	$169,790	$173,610	$191,589
Classified loans to total loans	3.10%	3.21%	3.59%
Tier 1 capital and allowance	$1,015,950	$1,002,974	$1,038,293
Classified loans to Tier 1 capital and allowance	16.71%	17.31%	18.45%
Total loans	$5,469,842	$5,406,031	$5,338,219

(j) Includes non-performing loans.

The following table summarizes the Company’s non-performing assets:

(dollars in thousands)	September 30, 2014	June 30, 2014	December 31, 2013
Non-accrual commercial and industrial	$11,205	$9,641	$14,935

Non-accrual CRE-permanent	2,887	4,811	4,258
Non-accrual CRE-construction	8,547	9,674	12,128
Total non-accrual commercial real estate	11,434	14,485	16,386

Non-accrual residential mortgages	6,803	6,265	7,037
Non-accrual home equity	3,961	3,631	4,787
All other non-accrual consumer	1,467	1,495	1,731
Total non-accrual consumer	12,231	11,391	13,555

Total non-accrual loans	34,870	35,517	44,876

Restructured loans (k)	7,996	7,969	7,715
Total non-performing loans	42,866	43,486	52,591

Other real estate owned and repossessed assets	1,561	1,758	1,278
Total non-performing assets	44,427	45,244	53,869

Loans 90+ days past due & still accruing	2,961	2,097	3,466
Total non-performing assets and loans 90+ days past due	$47,388	$47,341	$57,335

Total loans	$5,469,842	$5,406,031	$5,338,219
Average total loans	5,406,073	5,360,641	5,256,841
Allowance for loan losses	88,927	89,848	96,367

Allowance for loan losses to:
Non-performing assets and loans 90+ days past due	188%	190%	168%
Non-performing loans	207%	207%	183%
Total loans	1.63%	1.66%	1.81%
(k) Restructured loans at September 30, 2014, included $0.6 million of commercial loans and $7.3 million of consumer loans which were modified for customers who were experiencing financial difficulty and were in jeopardy of losing their homes or businesses to foreclosure.

The following table provides additional information for the Company’s non-accrual loans:

(dollars in thousands)	September 30, 2014	June 30, 2014	December 31, 2013
Total non-accrual loans	$34,870	$35,517	$44,876
Non-accrual loans with partial charge-offs	12,721	14,355	13,671
Life-to-date partial charge-offs on non-accrual loans	18,650	19,328	20,049
Charge-off rate of non-accrual loans	59.4%	57.4%	59.5%
Specific reserves on non-accrual loans	$2,697	$2,053	$5,761

At September 30, 2014, the Company’s non-accrual loans totaled $34.9 million and included $12.7 million of non-accrual loans which have been partially charged-off by 59.4%, or $18.7 million. Non-accrual and non-performing loan and asset levels continue to improve and represented a small percentage of total loans and total assets. Non-performing loans totaled 0.78% of total loans at September 30, 2014. Additionally, non-performing loans are included in impaired loans and are evaluated individually when determining the allowance. Impaired loans totaled $45.8 million at September 30, 2014, and there was a specific reserve of $5.1 million in the allowance related to $23.4 million of underlying principal balances of impaired loans. There is a portion of the Company’s impaired loans that have not been reserved or partially charged-off, since principal collection is probable.

An analysis of net loan charge-offs:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	September 30, 2014	June 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Commercial and industrial	$19	$2,049	$3,059	$3,218	$6,993

CRE - permanent	1,072	599	909	2,094	1,587
CRE - construction	(221)	90	(29)	(101)	382
Commercial real estate	851	689	880	1,993	1,969

Residential mortgages	138	162	209	1,981	2,064
Home equity	355	389	423	1,528	2,073
All other consumer	558	115	449	971	1,343
Consumer	1,051	666	1,081	4,480	5,480

Net loans charged-off	$1,921	$3,404	$5,020	$9,691	$14,442

Net charge-offs (annualized) to:
Total loans	0.14%	0.25%	0.38%	0.24%	0.37%
Average total loans	0.14%	0.25%	0.38%	0.24%	0.37%

Net loan charge-offs totaled $9.7 million for the nine months ended September 30, 2014, a $4.8 million, or 32.9%, decrease compared to the prior year period. The linked quarter decrease in net loan charge offs was $1.5 million, or 43.6%. The net charge-off trend is consistent with the continued credit quality improvement of the Company's loan portfolio. Annualized net charge-offs as a percentage of average total loans were 0.14% and 0.24% for the three and nine months ended September 30, 2014, respectively, compared to 0.38% and 0.37% for the prior year periods.

Changes in the allowance for loan losses by loan portfolio:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$89,848	$104,533	$96,367	$110,955
Charge-offs:
Commercial and industrial	513	3,335	4,740	8,084
Commercial real estate	1,100	936	2,427	2,402
Consumer	1,484	1,503	6,073	6,984
Total charge-offs	3,097	5,774	13,240	17,470

Recoveries:
Commercial and industrial	494	276	1,522	1,091
Commercial real estate	249	56	434	433
Consumer	433	422	1,593	1,504
Total recoveries	1,176	754	3,549	3,028
Net charge-offs	1,921	5,020	9,691	14,442
Provision charged to expense	1,000	1,250	2,251	4,250
Balance at end of period	$88,927	$100,763	$88,927	$100,763

The following table presents the components of the allowance:

(dollars in thousands)	September 30, 2014	December 31, 2013
Specific reserves	$5,065	$8,304
Allocated reserves	72,662	77,115
Unallocated reserves	11,200	10,948
Total allowance for loan losses	$88,927	$96,367

The allowance was $88.9 million at September 30, 2014 and represented 1.63% of total loans and 207% of non-performing loans, compared to $96.4 million, or 1.81% of total loans and 183% of non-performing loans at December 31, 2013. The decrease of the allowance during the period was due to the continued improvement in the various asset quality metrics. As a result of these factors, the Company recorded a provision for loan losses of $1.0 million for the three months ended September 30, 2014, compared to $1.3 million for the prior year period, and recorded a provision of $2.3 million for the nine months ended September 30, 2014, compared to $4.3 million for the nine months ended September 30, 2013.

Liabilities

Liabilities totaled $7.5 billion at September 30, 2014, increasing $65.8 million from December 31, 2013. The increase was primarily due to an increase in deposits of $215 million offset by a decrease in borrowings of $141 million and a $9.0 million reduction in other liabilities. The reduction in borrowings from December 31, 2013 to September 30, 2014 is the result of a decrease in FHLB advances of $244 million and the maturity of $50 million in structured repurchase agreements, offset by the issuance of $125 million of senior notes and an increase of $28.6 million in customer repurchase agreements.

Deposits, the Company’s primary source of funding, increased $215 million from December 31, 2013. The change consists of an increase in non-time deposits of $353 million, or 7.3%, offset by a decrease in time deposits of $138 million, or 11.0%. The increase in non-time deposits is primarily due to the increase in NOW accounts of $326 million, or 19.7%, which is the result of a seasonal increase in municipal deposits during the third quarter. The decrease in time deposits from December 31, 2013 is the result of a substantial amount of five year time deposit maturities during the second and third quarters.

(dollars in thousands)	September 30, 2014	December 31, 2013	Increase/(decrease)
Non-interest bearing deposits	$990,438	$970,051	$20,387	2.1%
NOW accounts	1,981,608	1,655,425	326,183	19.7%
Money market accounts	1,658,815	1,670,035	(11,220)	(0.7)%
Savings accounts	544,625	526,576	18,049	3.4%
Time deposits less than $100	797,535	896,700	(99,165)	(11.1)%
Time deposits $100 or greater	314,915	353,791	(38,876)	(11.0)%
Total deposits	$6,287,936	$6,072,578	$215,358	3.5%

Non-time deposits / total deposits	82.3%	79.4%

Shareholders’ Equity

Shareholders’ equity totaled $1.1 billion at September 30, 2014, decreasing $24.7 million from December 31, 2013. Significant activity during the nine months ended September 30, 2014 included:

•	Net income of $74.2 million,

•	Other comprehensive income of $13.2 million,

•	Cash dividends paid to common shareholders of $41.8 million,

•	Shares issued under share-based plans, net of taxes, of $5.0 million, and

•	The repurchase of 7 million common shares at a cost of $75.4 million.

RESULTS OF OPERATIONS

Net Interest Income

The following table presents average balances, average yields, and net interest margin information for the nine months ended September 30, 2014 as compared to the same period in 2013.  Interest income and yields are presented on a fully taxable equivalent (“FTE”) basis using an effective tax rate of 35%.  Net interest margin is expressed as net interest income (FTE) as a percentage of average total interest earning assets.

Average Balances, Average Rates, and Net Interest Margin*

	For the Nine Months Ended September 30,
	2014			2013
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Interest earning deposits at banks	$73,940	$87	0.16%	$105,671	$164	0.21%

U.S. Government agencies	1,005	14	1.86%	960	28	3.90%
Mortgage-backed securities/collateralized mortgage obligations	1,725,736	30,059	2.33%	1,581,634	26,827	2.27%
State and municipal*	602,190	29,746	6.60%	666,872	32,884	6.59%
Other bonds and securities	79,111	3,356	5.67%	75,796	1,979	3.49%
Total investments	2,408,042	63,175	3.51%	2,325,262	61,718	3.55%

Commercial loans*	3,684,144	107,079	3.89%	3,556,488	111,740	4.20%
Installment loans	1,028,703	31,654	4.11%	1,011,509	32,190	4.25%
Mortgage loans	657,172	22,073	4.49%	664,463	23,388	4.71%
Total loans	5,370,019	160,806	4.00%	5,232,460	167,318	4.28%
Total earning assets	7,852,001	224,068	3.82%	7,663,393	229,200	4.00%
Allowance for loan losses	(93,557)			(108,257)
Non-interest earning assets	762,641			756,887
Total assets	$8,521,085			$8,312,023

Interest Bearing Liabilities:
Interest bearing deposits	$5,134,563	$13,927	0.36%	$5,169,446	$17,213	0.45%
Customer repurchase agreements	544,500	1,192	0.29%	529,847	1,398	0.35%
Repurchase agreements	38,553	1,406	4.87%	82,750	1,956	3.16%
Short-term borrowings	136	1	0.63%	12,557	41	0.44%
Federal Home Loan Bank advances	540,972	4,214	1.04%	296,417	5,042	2.27%
Senior long-term debt	6,868	227	4.42%	—	—	—%
Subordinated debentures	77,321	1,592	2.75%	93,107	2,554	3.67%
Total interest bearing liabilities	6,342,913	22,559	0.48%	6,184,124	28,204	0.61%
Non-interest bearing deposits	993,372			916,936
Other non-interest bearing liabilities	90,231			80,893
Total liabilities	7,426,516			7,181,953
Equity	1,094,569			1,130,070
Total liabilities and equity	$8,521,085			$8,312,023
NET INTEREST INCOME/MARGIN (FTE)		201,509	3.43%		200,996	3.51%
Tax equivalent interest		12,039			13,006
Net interest income		$189,470			$187,990
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

(dollars in thousands)	Nine Months Ended September 30, 2014 compared to 2013
Increase (decrease) in:	Volume	Rate	Total
Interest income:
Interest earning deposits at banks	$(43)	$(34)	$(77)

U.S. Government agencies	1	(15)	(14)
Mortgage-backed securities/collateralized mortgage obligations	2,495	737	3,232
State and municipal	(3,195)	57	(3,138)
Other bonds and securities	90	1,287	1,377
Total investments	(609)	2,066	1,457

Commercial loans	3,913	(8,574)	(4,661)
Installment loans	541	(1,077)	(536)
Mortgage loans	(254)	(1,061)	(1,315)
Total loans	4,200	(10,712)	(6,512)
Total interest income	3,548	(8,680)	(5,132)

Interest expense:
Interest bearing deposits	(115)	(3,171)	(3,286)

Customer repurchase agreements	38	(244)	(206)
Repurchase agreements	(1,323)	773	(550)
Short-term borrowings	(52)	12	(40)
Federal Home Loan Bank advances	2,799	(3,627)	(828)
Senior long-term debt	227	—	227
Subordinated debentures	(389)	(573)	(962)
Total borrowed funds	1,300	(3,659)	(2,359)
Total interest expense	1,185	(6,830)	(5,645)
Increase (decrease) in net interest income (FTE)	$2,363	$(1,850)	$513

The net interest margin for the nine months ended September 30, 2014 was 3.43% , a decline of 8 basis points from the 3.51% from the prior year period. The decrease in net interest margin was primarily due to lower yields on loans and investment securities, partially offset by an increase of $189 million of average earning assets when comparing the year-to-date periods.

For the nine months ended September 30, 2014, net interest income was $189 million and remained relatively stable compared to the nine months ended September 30, 2013, as the current year-to-date net interest margin declined 8 basis points compared to the prior year period. Interest income, on an FTE basis, declined by $5.1 million, or 2.2%, for the nine months ended September 30, 2014, when compared to the prior year period, as the increase in interest income of $3.5 million due to increasing average earning assets was offset by a decline in interest income of $8.7 million due to lower reinvestment rates. Interest expense declined by $5.6 million, or 20.0%, to $22.6 million for the nine months ended September 30, 2014, compared to $28.2 million for the prior year period, primarily due to various initiatives undertaken to manage the impact of the prolonged interest rate environment. These initiatives included:

•
Reducing the average cost of interest bearing deposits to 0.36% for the nine months ended September 30, 2014, from 0.45% for the nine months ended September 30, 2013, a decline of 9 basis points and $3.3 million of interest expense.

•
Interest expense on borrowed funds for the nine months ended September 30, 2014 decreased by $2.4 million when compared to the prior year period. The extinguishment of $400 million of FHLB advances and the redemption of the NPB Capital Trust II trust preferred securities during the first quarter of 2013 contributed to this decline.

•	The utilization of lower-cost funding sources, such as short-term FHLB advances, in place of maturing, higher-cost repurchase agreements.

On September 16, 2014, the Company issued $125 million aggregate principal amount of senior notes at an annual fixed rate of 4.25%. The notes mature on September 30, 2024, and are payable on March 30th and September 30th of each year, commencing on March 30, 2015. During the three and nine months ended September 30, 2014, interest and debt issuance cost amortization expense related to the notes was $0.2 million.

Provision for Loan Losses

Provision for the nine months ended September 30, 2014 was $2.3 million, compared to $4.3 million for the prior year period. The Company recorded a provision of $1.0 million for the three months ended September 30, 2014, compared to $1.3 million for the three months ended September 30, 2013. The trends in net charge-offs, classified loans, non-performing loans and improving asset quality metrics resulted in a reduction to the allowance, which totaled $88.9 million at September 30, 2014. The allowance as a percentage of non-performing loans increased to 207% at September 30, 2014 from 183% at December 31, 2013. The allowance amounted to 1.63% of total loans at September 30, 2014 compared to 1.81% at December 31, 2013.  For additional analysis of the allowance refer to “Loans and Allowance for Loan Losses”.

Non-Interest Income

(dollars in thousands)	Nine Months Ended September 30,
	2014	2013	Increase/(decrease)
Wealth management	$20,944	$20,700	$244	1.2%
Service charges on deposit accounts	10,744	11,407	(663)	(5.8)%
Insurance commissions and fees	9,835	9,664	171	1.8%
Cash management and electronic banking fees	14,115	14,132	(17)	(0.1)%
Mortgage banking	2,639	5,598	(2,959)	(52.9)%
Bank owned life insurance	3,654	3,727	(73)	(2.0)%
Earnings (losses) of unconsolidated investments	(506)	653	(1,159)	NM
Gain on sale of non-performing loans	946	—	946	NM
Other operating income	6,366	7,307	(941)	(12.9)%
Net gains from fair value changes of subordinated debentures	—	2,111	(2,111)	NM
Net gains on sales of investment securities	8	54	(46)	(85.2)%
Total non-interest income	$68,745	$75,353	$(6,608)	(8.8)%

"NM" - Denotes a value displayed as a percentage change is not meaningful

Non-interest income for the nine months ended September 30, 2014 and 2013 totaled $68.7 million and $75.4 million, respectively, and its components changed primarily due to the following items:

•
Mortgage banking income decreased $3.0 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to lower levels of refinance activity in the marketplace.

•	The nine months ended September 30, 2013 included a gain of $2.1 million from the redemption of the Company's subordinated debentures accounted for at fair value (formerly Nasdaq: "NPBCO").

•	Service charges on deposit accounts decreased $0.7 million for the nine months ended September 30, 2014 impacted primarily by a decrease in the number of overdraft items and relating overdraft income.

•	The Company recorded a $0.5 million loss for the nine months ended September 30, 2014 on its unconsolidated equity investment portfolio, compared to a gain of $0.7 million in the prior year period.

•	During the second quarter of 2014, the Company recognized a $0.9 million gain on the sale of non-performing loans.

Non-Interest Expense

(dollars in thousands)	Nine Months Ended September 30,
	2014	2013	Increase/(decrease)
Salaries, wages and employee benefits	$87,743	$87,965	$(222)	(0.3)%
Premises and equipment	23,690	22,726	964	4.2%
FDIC insurance	3,657	4,111	(454)	(11.0)%
Other operating expenses	41,519	44,388	(2,869)	(6.5)%
Loss on debt extinguishment	—	64,888	(64,888)	NM
Total non-interest expense	$156,609	$224,078	$(67,469)	(30.1)%

"NM" - Denotes a value displayed as a percentage change is not meaningful

Reconciliation Table For Non-GAAP Financial Measures - Efficiency Ratio (i)
	Nine Months Ended September 30,
Efficiency ratio calculation	2014	2013
Non-interest expense	$156,609	$224,078
Less:
Loss on debt extinguishment	—	64,888
Operating expenses	$156,609	$159,190

Net interest income (taxable equivalent)	$201,509	$200,996

Non-interest income	68,745	75,353
Less:
Net gains from fair value changes of subordinated debentures	—	2,111
Net gains on investment securities	8	54
Adjusted revenue	$270,246	$274,184

Efficiency ratio	57.95%	58.06%

(i) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

Non-interest expense totaled $157 million for the nine months ended September 30, 2014, compared to $224 million for the prior year period. The loss on debt extinguishment during the prior year period was related to the repayment of $400 million of FHLB advances. Continued focus on expense controls resulted in operating expenses(i) of $157 million, a decrease of 1.6% compared to the nine months ended September 30, 2013. The 2014 year-to-date efficiency ratio(i) was 57.95% compared to 58.06% for the prior year period.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2014 and September 30, 2013 was $25.1 million and $2.8 million, respectively. The prior year period included a $22.7 million income tax benefit related to the loss incurred upon the extinguishment of $400 million of FHLB advances. The effective tax rate of 25.3% for the nine months ended September 30, 2014 is comparable to the prior period, exclusive of the prior year tax benefit. The Company’s net deferred tax asset of $59.5 million at September 30, 2014, decreased $17.1 million from December 31, 2013, primarily resulting from fluctuations in interest rates which impacted the fair value of the available-for-sale investment portfolio and an increase in current period net income when compared to the prior year period.

LIQUIDITY, COMMITMENTS, CAPITAL AND INTEREST RATE SENSITIVITY

Analysis of Liquidity and Capital Resources

Liquidity

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of September 30, 2014:

		Payments Due by Period:
(dollars in thousands)	Total	One Year or less	After one year to three years	After three years to five years	More than 5 Years
Maturities of time deposits	$1,112,450	$665,525	$280,366	$166,372	$187
Federal Home Loan Bank advances	359,155	290,000	54,743	14,412	—
Senior long-term debt	125,000	—	—	—	125,000
Subordinated debentures	77,321	—	—	—	77,321
Minimum annual rentals on non-cancelable operating leases	58,331	6,720	12,078	10,504	29,029
Total	$1,732,257	$962,245	$347,187	$191,288	$231,537

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

As measured using the consolidated statement of cash flows, the Company deployed $88.2 million of cash and cash equivalents during the nine month period ended September 30, 2014, compared to deploying $211 million of net cash for the nine months ended September 30, 2013. Operating activities generated $77.0 million of net cash year-to-date 2014, compared to $125 million for the same period in 2013. During the current year, cash was deployed in the following ways:

Investing activities

•	$242 million of investment security purchases

•	$148 million net increase in loans

Financing activities

•	$244 million reduction in FHLB advances

•	$138 million decrease in time deposits

•	$75.4 million for the repurchase of common stock

•	$50.0 million of maturing repurchase agreements

•	$41.8 million in cash dividends

During the nine months ended September 30, 2014, cash was generated from the following additional sources:

Investing activities

•	$275 million of proceeds from maturities and repayments of investment securities

Financing activities

•	$353 million increase in transaction and savings deposit accounts

•	$125 million of proceeds from the issuance of senior notes

•	$28.6 million increase in customer repurchase agreements

Capital

At September 30, 2014, National Penn and National Penn Bank’s capital ratios exceeded the criteria to be considered a “well-capitalized” institution.  Management believes that, under current regulations, the Company and National Penn Bank will each continue to exceed the "Well Capitalized" capital requirements in the foreseeable future.

	Tier 1 Capital to Average Assets Ratio		Tier 1 Capital to Risk- Weighted Assets Ratio		Total Capital to Risk- Weighted Assets Ratio
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
National Penn	11.18%	11.63%	14.77%	15.46%	16.02%	16.72%
National Penn Bank	8.89%	9.85%	11.75%	13.15%	13.00%	14.40%
"Well Capitalized" institution under banking regulations	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

In January of 2014, the Company announced the repurchase of 7 million shares or approximately 27.0% of the outstanding common shares owned by Warburg Pincus. The repurchase was part of the Company's previously announced capital management strategy and deployed $75.4 million of excess capital.

In July 2013, the Basel III capital rules were finalized and will be effective January 1, 2015, with some transition period. National Penn's preliminary evaluation indicates that the impact of these rules on its capital levels and ratios, including the impact on National Penn Bank, is not expected to be material.

Other Commitments

The following table sets forth the notional amounts of other commitments as of September 30, 2014:

(dollars in thousands)	Total	One Year or less	After one year to three years	After three years to five years	More than 5 Years
Loan commitments	$1,897,474	$677,507	$253,133	$230,952	$735,882
Letters of credit	142,393	115,961	26,367	51	14
Total	$2,039,867	$793,468	$279,500	$231,003	$735,896

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

The Company uses derivative instruments for management of interest rate sensitivity. The asset/liability management committee approves the use of derivatives in balance sheet hedging. The derivatives employed by the Company may include forward sales of mortgage commitments, as well as fair value and cash flow hedges. The Company does not use any of these instruments for trading purposes. For details of derivatives, refer to Footnote 11 to the consolidated financial statements.

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

The following table demonstrates the anticipated impact of an instantaneous parallel interest rate shock on the Company’s net interest income for the subsequent twelve months:

	Change in Net Interest Income
Change in Interest Rates	September 30,
(in basis points)	2014	2013
+300	3%	4%
+200	2%	3%
+100	1%	1%
-100	N/A*	N/A*

* Certain short-term interest rates are currently below 1%. Therefore, in a scenario where interest rates decline by 100 basis points, short-term interest rates decline to zero, resulting in a non-parallel downward shift. In this interest rate scenario, net interest income is estimated to decline for the subsequent twelve months by 2% and 3% based upon net interest income for the twelve months ended September 30, 2014 and 2013, respectively.

The Federal Reserve continues to indicate that the federal funds rate will remain at lower levels for a considerable time. ALCO forecasts net interest income and evaluates net interest income sensitivity on a continual basis based on a variety of factors and assumptions. ALCO believes an interest rate ramp over twelve months is a more probable rate scenario than an instantaneous interest rate shock. As of September 30, 2014, the twelve month ramp of +200 basis points results in an asset sensitivity position of approximately +2%.

The results of the net interest income analysis fall within the compliance guidelines established by ALCO and the Board of Directors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information presented in the Liquidity and Interest Rate Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report is incorporated herein by reference.

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

As of September 30, 2014, National Penn’s management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures.  Based on that evaluation, National Penn’s Chief Executive Officer and Chief Financial Officer concluded that National Penn’s disclosure controls and procedures were effective as of September 30, 2014.

There were no changes in National Penn’s internal control over financial reporting during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

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

As of September 30, 2014, $3.8 billion, or 68.6%, of National Penn’s loan portfolio consisted of commercial real estate loans and commercial and industrial loans. Subject to market conditions, we intend to continue to increase our origination of these loans. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss.

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

Our investment portfolio includes approximately $29.8 million in capital stock of the Federal Home Loan Bank (“FHLB”) of Pittsburgh as of September 30, 2014. This stock ownership is required for National Penn to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB advance program. If the FHLB experiences a capital shortfall, it could suspend its quarterly cash dividend, and possibly require its members, including National Penn, to make additional capital investments in the FHLB. If the FHLB was to cease operations, or if National Penn was required to write-off its investment in the FHLB, National Penn's business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

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

National Penn may grow its business by acquiring other financial services companies, and these acquisitions, including the recent acquisition of TF Financial, present a number of risks and uncertainties related both to the acquisition transactions themselves and to the integration of the acquired businesses.

On October 24, 2014, National Penn acquired TF Financial Corporation and its banking subsidiary 3rd Fed Bank.  The acquisition of TF Financial and acquisitions of other financial services companies or assets present risks to National Penn in addition to those presented by the nature of the business acquired. In general, acquisitions may be substantially more expensive to investigate or to complete than expected (including unanticipated costs incurred in connection with the integration of the acquired company, as a result of delays in receipt of regulatory approvals or regulatory approval conditions which may impose additional costs on National Penn or limit National Penn’s revenues). In addition, the anticipated benefits (including anticipated cost savings and strategic gains) may be significantly more difficult or take longer to achieve than expected. In some cases, acquisitions involve our entry into new businesses or new geographic markets, and these situations also present risks in instances where we may be inexperienced in these new areas. As a regulated financial institution, our ability to pursue or complete attractive acquisition opportunities could be negatively impacted by regulatory delays or other regulatory issues. The processes of integrating acquired businesses also pose many additional possible risks which could result in increased costs, liability or other adverse consequences. Finally, if an acquisition is not completed, National Penn may experience negative reactions from the financial markets and from its customers and employees.

National Penn may incur impairments to goodwill.

At September 30, 2014, National Penn had approximately $258 million recorded as goodwill.  National Penn evaluates its goodwill for impairment at least annually during the second quarter of its fiscal year.  Significant negative industry or economic trends, including the lack of recovery in the market price of National Penn's common stock, or reduced estimates of future cash flows or disruptions to National Penn's business could result in impairments to goodwill. National Penn's valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. National Penn operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If National Penn's analysis results in additional impairment to its goodwill, National Penn would be required to record an impairment charge to earnings in its financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on National Penn's results of operations and stock price.

National Penn's ability to realize its deferred tax asset may be reduced, which may adversely impact results of operations.

As of September 30, 2014, National Penn had a deferred tax asset of approximately $59.5 million. Our ability to realize these tax benefits ultimately depends on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. Estimation of the deferred tax asset's realizability requires National Penn to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. National Penn's deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset. If it is determined that a valuation allowance of its deferred tax asset is necessary, National Penn may incur a charge to earnings and a reduction to regulatory capital for the amount included therein.

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

National Penn is not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. National Penn is currently authorized to issue up to 250 million common shares, of which approximately 139 million shares were outstanding as of September 30, 2014, and up to one million shares of preferred stock, none of which are outstanding.  In addition, National Penn's Board of Directors has made shares available for compensation purposes, including under its Employee Stock Purchase Plan, as well as for purchase under National Penn's Dividend Reinvestment and Stock Purchase Plan. The Employee Stock Purchase Plan allows employee shareholders to purchase shares of National Penn common shares at a 10% discount from market value.  In addition, shares are issuable upon the vesting of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock that may be, issued under National Penn's equity compensation plans.  Should National Penn experience strong participation in the Employee Stock Purchase Plan or the Dividend Reinvestment and Stock Purchase Plan, the issuance of the required shares of common stock may significantly dilute the ownership of National Penn's shareholders. National Penn's board of directors has authority, without action or vote of the shareholders, to issue all or part of its authorized but unissued shares. Authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

National Penn relies on dividends it receives from its subsidiaries, may reduce or eliminate cash dividends on its common stock, and is subject to restrictions on its ability to declare or pay cash dividends and repurchase shares of common stock.

As a bank holding company, National Penn's ability to pay dividends depends primarily on its receipt of dividends from its direct and indirect subsidiaries. Its bank subsidiary, National Penn Bank, is National Penn's primary source of dividends. Dividend payments from National Penn Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. As of September 30, 2014, National Penn Bank had the ability to pay dividends to National Penn without prior regulatory approval. However, there is no assurance that National Penn Bank, and/or National Penn's other subsidiaries, will be able to pay dividends in the future.

In July 2014, the Board of Directors approved a third quarter 2014 cash dividend of $0.10 per share, and in October 2014 the Board of Directors declared a fourth quarter 2014 cash dividend of $0.11 per share. There can be no assurance that National Penn will pay dividends to its shareholders in the future, or if dividends are paid, that National Penn will maintain or increase the level of its dividend.  National Penn's ability to pay dividends to its shareholders is subject to limitations and guidance issued by the Board of Governors of the Federal Reserve System, or the Federal Reserve.  For example, under Federal Reserve guidance, bank holding companies generally are advised to consult in advance with the Federal Reserve before declaring dividends, and to strongly consider reducing, deferring or eliminating dividends, in certain situations, such as when declaring or paying a dividend that would exceed earnings for the fiscal quarter for which the dividend is being paid, or when declaring or paying a dividend that could result in a material adverse change to the organization's capital structure.  National Penn's failure to pay dividends on its common stock could have a material adverse effect on its business, operations, financial condition, access to funding and the market price of its common stock.

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

National Penn's businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the risk factors set forth above, as well as the following:

•	Risks, uncertainties and other factors relating to the merger of TF Financial with and into National Penn, including:

▪	Expected benefits may not materialize in the timeframe expected or at all, or may be more costly to achieve;

▪	The parties may be unable to successfully implement integration strategies; and

▪	Diversion of management time on merger-related issues.

•	National Penn's branding and marketing initiatives may not be effective in building name recognition and customer awareness of National Penn's products and services.

•	National Penn may be unable to differentiate itself from its competitors by a higher level of customer service, as intended by its business strategy and other marketing initiatives.

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

•	Stresses in the financial markets may inhibit National Penn's ability to access the capital markets or obtain financing on favorable terms.

•	Repurchase obligations with respect to real estate mortgages sold in the secondary market could adversely affect National Penn's earnings.

•	Changes in consumer spending and savings habits could adversely affect National Penn's business.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by National Penn of its common stock in each month of the quarter ended September 30, 2014.

Period	Total No. of Shares Purchased	Weighted-average Price Paid per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum No. of Shares that may yet be Purchased Under the Plans or Programs
July 1, 2014 through July 31, 2014	—	$—	—	289,810
August 1, 2014 through August 31, 2014	—	—	—	289,810
September 1, 2014 through September 30, 2014	—	—	—	289,810
Total	—	$—	—

1.	National Penn's current stock repurchase program was announced by the Company on December 20, 2013 and is authorized for the remainder of 2014.

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

4.1
Senior Debt Securities Indenture, dated as of September 16, 2014 between National Penn Bancshares, Inc. and U.S. Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to National Penn's Report on Form 8-K dated September 16, 2014 and filed September 16, 2014).

4.2
First Supplemental Indenture, dated as of September 16, 2014 between National Penn Bancshares, Inc. and U. S. Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to National Penn’s Report on Form 8-K dated September 16, 2014 and filed September 16, 2014).

4.3	Form of 4.25% Senior Note due 2024 (Incorporated by reference to Exhibit 4.3 to National Penn’s Report on Form 8-K dated September 16, 2014 and filed September 16, 2014).
31.1	Certification of Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a).
31.2	Certification of Chief Financial Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a).
32.1	Certification of Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(b) and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Date:	November 7, 2014	By:	/s/ Scott V. Fainor
			Name:	Scott V. Fainor
			Title:	President and Chief Executive Officer

Date:	November 7, 2014	By:	/s/ Michael J. Hughes
			Name:	Michael J. Hughes
			Title:	Senior Executive Vice President and
Chief Financial Officer