Form 10-K
period 2014-12-31
NATIONAL PENN BANCSHARES INC
filed 2015-02-27
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
or
[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.
Commission file #000-22537-01

_______________________________________________________________________________
(Exact name of registrant as specified in its charter)
Pennsylvania	23-2215075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

645 Hamilton Street, Suite 1100
Allentown, Pennsylvania 18101
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: 800-822-3321

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Name of exchange on which registered
Common Stock (without par value)	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [x]	No [ ]
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes [ ]	No [x]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [x] No [ ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes [x] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer," "accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer [ x ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [x]
The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, based on the closing sale price as of June 30, 2014, was $1.2 billion.

As of February 23, 2015, the Registrant had 140,055,392 shares of Common Stock outstanding. Portions of the following documents are incorporated by reference: the definitive Proxy Statement of the Registrant relating to the Registrant’s Annual Meeting of Shareholders to be held on April 28, 2015 -- Part III.

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

•
At December 31, 2014, National Penn operated 115 retail branch offices throughout thirteen counties in eastern Pennsylvania, four retail branch offices in Centre County, Pennsylvania, seven retail branch offices in New Jersey and, one retail branch office in Cecil County, Maryland.

•
At December 31, 2014, National Penn had total assets of $9.8 billion, total loans of $6.1 billion, total deposits of $6.7 billion, and total shareholders’ equity of $1.2 billion. Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8 “Financial Statements and Supplementary Data” of this Report.

Recent Developments

On September 16, 2014, the Company issued $125 million aggregate principal amount of unsecured, fixed rate senior notes with a maturity date of September 30, 2024. The notes bear an annual fixed interest rate of 4.25%, and are payable, as to interest, on March 30th and September 30th of each year, commencing March 30, 2015. The Company issued the senior notes with a goal to enhance its strategic flexibility.

On October 24, 2014, the Company completed its acquisition of TF Financial Corporation ("TF Financial") through a stock and cash merger. TF Financial was a savings and loan holding company with 3rd Fed Bank as its wholly-owned subsidiary. Headquartered in Newtown, Pennsylvania, TF Financial operated eighteen branch offices. The acquisition was valued at approximately $136 million, consisting of approximately $58.4 million in cash and the issuance of approximately 8.0 million shares of National Penn common stock valued at approximately $77.3 million. For additional information regarding this transaction, refer to Footnote 2 to the consolidated financial statements within Item 8 of this Report.

On February 6, 2015, National Penn completed the repurchase of 7.3 million shares of its common stock from two affiliates of Warburg Pincus, at $10.25 per share or $75 million. This repurchase was completed under a previously announced plan approved by the Company's Board of Directors on January 22, 2015, to repurchase $125 million of its common stock in 2015. As a result, the ownership of National Penn common stock by Warburg Pincus was reduced to approximately 8.3% of National Penn's outstanding common stock.

Market Area

National Penn is headquartered in Allentown, Lehigh County, Pennsylvania.  This location strategically positions National Penn in the greater Lehigh Valley, as well as near Philadelphia to the southeast, and Reading and Lancaster to the west.

During 2014, we served communities throughout a fourteen-county market area in Pennsylvania --Berks, Bucks, Carbon, Centre, Chester, Delaware, Lancaster, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Philadelphia and Schuylkill, as well as the Cecil County, Maryland area. We added service to three counties in New Jersey with the acquisition of TF Financial Corporation --Burlington, Mercer, and Ocean.

Within this geographic region, there are six distinct market areas:

•	Northern Region - the greater Lehigh Valley area, consisting of Lehigh and Northampton Counties, and Carbon, Monroe and Luzerne Counties in northeast Pennsylvania;

•	Central Region - the Boyertown/Reading/Berks County area, Schuylkill County, and northwestern Montgomery County;

•	Eastern Region - eastern Montgomery County and Bucks County in Pennsylvania, and Burlington County, Mercer County and Ocean County in New Jersey;

•	Southern Region - the greater Philadelphia metropolitan area including Philadelphia, Chester, Delaware and southern Montgomery Counties and Cecil County, MD;

•	Nittany Region - Centre County, consisting of the State College/Bellefonte area; and

•	Lancaster Region - greater Lancaster County.

Competition

The banking and financial services industry is extremely competitive in our market area.  We face vigorous competition for customers, loans and deposits from many companies, including:

•	Commercial banks;

•	Savings and loan associations;

•	Finance companies;

•	Credit unions;

•	Trust companies;

•	Mortgage companies;

•	Money market mutual funds;

•	Insurance companies;

•	Brokerage and investment firms; and

•	Other non-depository institutions who provide electronic and internet-based financial solutions, including electronic payment solutions.

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

Operating Segments

At December 31, 2014, National Penn has one reportable segment, Community Banking, and certain other non-reportable segments, as described in Footnote 21 to the consolidated financial statements included in Item 8 of this Report.  Footnote 21 includes segment information on revenue, assets and income, and is incorporated by reference in this Item 1.

Community Banking Segment

Commercial Banking Commercial banking is our primary business focus.  Commercial banking services are provided to small and medium sized businesses with annual gross revenues generally between $1 million and $100 million located primarily in our market areas.  The maximum lending commitment to a single borrower was approximately $59 million as of December 31, 2014, which is well below National Penn’s regulatory lending limit.  Our lending philosophy is to establish high-quality relationships with strict guidelines related to customer creditworthiness and collateral requirements.  We strive to maintain a well diversified loan portfolio by industry and borrower.  In addition, our lending process includes ongoing review, monitoring and management of the loan portfolio.

Many of our customers require us to have a high degree of understanding of their business in order for us to be able to customize solutions to their financial requirements.  We believe this distinguishes us from our competitors.  We offer a wide range of products including short-term loans for seasonal and working capital purposes, term loans secured by real estate and other assets, loans for construction and expansion needs, revolving credit facilities, and a full array of cash management services, including remote deposit capture, disbursement, collection, investment and electronic banking services.  Our customized product offerings are tailored to serve a wide range of customers from small business and middle market clients to municipalities and school districts with a focus on cost effective products designed to improve cash flow and utilization. We also engage in commercial real estate lending, including loans to developers of both residential and commercial projects.  Another important component of our commercial lending practice is our emphasis on small businesses and their unique needs. As of December 31, 2014, our commercial loan portfolio was $4.0 billion, which represents 66% of our total loans outstanding.

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

National Penn Wealth Management, N.A., a national trust company headquartered in Pennsylvania and a subsidiary of National Penn Bank, offers investment management and fiduciary services for individuals, corporations, government entities and non-profit institutions throughout our market area. Its division, National Penn Investors Trust Company (“NPITC”), serves the asset management needs of clients. NPITC works in concert with Institutional Advisors LLC, an affiliated registered investment advisor (“RIA”), to deliver strong investment returns through customized and highly disciplined investment strategies. The wealth management group currently manages $2.5 billion of assets.

Securities brokerage services are also provided by a third party vendor, under the name "National Penn Investment Services."

National Penn Insurance Services Group, Inc. ("NPISG") and its Higgins Insurance Associates division provide property and casualty insurance services for individuals and businesses. NPISG's Caruso Benefits Group division offers specialized employee benefits consulting services. NPISG and its two divisions currently serve approximately 11,000 customers.

For the year ended December 31, 2014, our efforts in the wealth and insurance businesses produced $40.9 million of fee income for the Company.

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

Since 1998, National Penn has grown significantly.  Growth has been generated both internally and through acquisitions and mergers that have either “filled in” or extended our reach into new markets.  At December 31, 1998, National Penn had $1.8 billion in total assets, and National Penn Bank conducted operations through 56 retail branch offices.  At December 31, 2014, National Penn had approximately $9.8 billion in total assets, and National Penn Bank conducted operations through 127 retail branch offices.

In 2014, National Penn's net income was $98.7 million, inclusive of the $2.9 million ($2.1 million after-tax) merger related costs related to the acquisition of TF Financial, compared to $53.4 million net income for 2013 which included a $64.9 million ($42.2 million after-tax) charge related to the extinguishment of $400 million of previously restructured FLHB advances. In addition, 2013 included $6.0 million ($3.9 million after-tax) in corporate reorganization expenses and a $2.1 million ($1.4 million after-tax) gain from the redemption of the Company's subordinated debentures accounted for at fair value. Excluding the one-time items in 2014 and 2013, adjusted net income of $101 million, or $0.71 per diluted share, for 2014 compared to $98.1 million, or $0.67 per diluted share, in 2013. The Company's continued strong performance in 2014 was the result of its ability to maintain a strong credit quality profile while continuing to effectively manage its operating expenses and efficiency. The net interest margin of 3.40% for 2014 reflects the Company's issuance of $125 million in unsecured, fixed rate senior notes aimed at providing the Company with enhanced strategic flexibility.

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
Loan Portfolio

At December 31, 2014 and 2013, our loan portfolio was composed of the following balances:

	December 31, 2014		December 31, 2013
(dollars in thousands)		Percentage of		Percentage of
		Portfolio		Portfolio
Commercial and industrial	$2,599,867	42.3%	$2,460,664	46.1%

CRE - permanent	1,229,318	20.0%	994,838	18.6%
CRE - construction	203,542	3.3%	198,334	3.7%
Commercial real estate	1,432,860	23.3%	1,193,172	22.3%
Commercial	4,032,727	65.6%	3,653,836	68.4%

Residential mortgages	908,357	14.8%	652,225	12.2%
Home equity	913,830	14.9%	762,608	14.3%
All other consumer	287,365	4.6%	264,599	5.0%
Consumer	2,109,552	34.3%	1,679,432	31.5%

Loans	6,142,279	99.9%	5,333,268	99.9%

Loans held-for-sale	4,178	0.1%	4,951	0.1%

Total loans	$6,146,457	100.0%	$5,338,219	100.0%

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

Consumer Lending

We provide loans directly to consumers within our markets to finance personal residences, automobiles, college tuition, home improvements and other personal needs. We also make indirect loans to customers for the purchase of both new and used vehicles. The majority of residential mortgages are conformed to Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") underwriting criteria and are sold to secondary market investors. Other residential products such as jumbo mortgages are originated and typically held in our loan portfolio. We also provide home equity loans, home equity lines of credit and other consumer loans through our network of retail branch offices and our Private Banking division. The majority of consumer loans are secured by the borrower’s residential real estate in either a first or second lien position.  We require a loan-to-value ratio of not greater than 90% on this portfolio with some exceptions based on the borrower’s financial strength.

Investment Policies and Strategies

Our investment portfolio consists primarily of U.S. Agency and municipal bonds. The Agency bonds include debentures, mortgage-backed securities, and collateralized mortgage obligations issued by Government National Mortgage Association("GNMA"), FNMA and FHLMC. Agency and municipal bonds carry lower risk-based capital requirements than certain other types of securities. The primary purpose of our investment portfolio is to provide a source of liquidity, and as a result we focus on buying high-quality, highly marketable securities. Additionally, the investment portfolio supports our pledging needs for funding purposes and is an essential tool in interest rate risk management.  The Board of Directors establishes investment management and interest rate risk management guidelines.

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

Environmental Compliance

Our compliance with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or our competitive position in 2014, and is not expected to have a material effect on such expenditures, earnings or competitive position in 2015.

Employees

At December 31, 2014, National Penn and its subsidiaries had 1,771 full- and part-time employees.  Our full-time equivalent ("FTE") employee count at December 31, 2014 was 1,658 compared to 1,631 at December 31, 2013.

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

The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  The Federal Reserve has the power to require higher minimum capital ratios on a case-by-case basis depending on the particular circumstances of a bank holding company. At least half of total capital must be “Tier 1 capital”.  Tier 1 capital consists principally of common shareholders' equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangible assets.  The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance (“Tier 2 capital”).  At December 31, 2014, National Penn's Tier 1 capital and total (Tier 1 and Tier 2 combined) capital ratios were 13.91% and 15.16%, respectively.

In addition to the risk-based capital guidelines, through December 31, 2014, the Federal Reserve required a bank holding company to maintain a minimum “leverage ratio”.  This required a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 3% for those bank holding companies having the highest regulatory examination ratings and not contemplating or experiencing significant growth or expansion.  The Federal Reserve historically expected all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum. At December 31, 2014, National Penn's leverage ratio was 10.78%.

The FDIA requires an insured institution, including National Penn Bank, to take “prompt corrective action” in the event minimum capital requirements are not met.  Pursuant to the “prompt corrective action” provisions of the FDIA, the federal banking agencies have specified, by regulation, the levels at which an insured institution is considered “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, or “critically undercapitalized.”

Under these regulations, an insured institution is considered “well capitalized” if it satisfies each of the following requirements:

•	It has a total risk-based capital ratio of 10% or more.

•	It has a Tier 1 risk-based capital ratio of 6% or more.

•	It has a leverage ratio of 5% or more.

•	It is not subject to any order or written directive to meet and maintain a specific capital level.

At December 31, 2014, National Penn and National Penn Bank were "well-capitalized" under the applicable regulatory capital adequacy guidelines. See Footnote 16 "Regulatory Matters" to the consolidated financial statements in Item 8 within this Report.

Basel III Capital Rules

In July 2013, the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) published final rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. Basel III refers to various documents released by the Basel Committee on Banking Supervision. The new rules become effective for National Penn and National Penn Bank in January 2015, with some rules transitioned into full effectiveness over two to four years. The new capital rules, among other things, introduce a new capital measure called common equity Tier 1, increase the leverage and Tier 1 capital ratios, change the risk-weightings of certain assets for purposes of risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios, and change what qualifies as capital for purposes of meeting the various capital requirements.

Under the new capital rules, the minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% common equity Tier 1 to risk-weighted assets;

•	8.0% total capital to risk-weighted assets;

•	6.0% Tier 1 capital to risk-weighted assets; and

•	4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the "leverage ratio").

The new capital rules will require National Penn and the Bank to meet a capital conservation buffer requirement. To meet the requirement when it is fully phased in, the organization must maintain an amount of common equity Tier 1 capital that exceeds the buffer level of 2.5% above each of the minimum risk-weighted asset ratios. The requirement will be phased in over a four year period, starting January 1, 2016.

With respect to National Penn Bank, effective January 1, 2015 the capital ratios required to be well-capitalized under prompt corrective action provisions will be as follows:

•	10% or greater total risk-based capital ratio;

•	8.0% or greater Tier 1 risk-based capital ratio;

•	6.5% or greater common equity Tier 1 risk-based capital ratio; and

•	5% or greater leverage ratio.

Although we continue to evaluate the impact that the new capital rules will have on National Penn and National Penn Bank, we anticipate that National Penn Bank will be well-capitalized under the new capital rules.

FDIC Insurance Assessments

National Penn Bank is subject to deposit insurance assessments by the FDIC.  Beginning April 1, 2011, in accordance with the provisions of the Dodd-Frank Act, the FDIC changed its methodology for determining assessment rates. While, historically, assessments were generally based on domestic deposits coupled with the risk classification of a depository institution, the new rate schedule is based on average consolidated total assets minus average tangible equity (Tier 1) capital. Assessments for depository institutions with total assets of $10 billion or more are subject to a different methodology that reflects the institution's overall risk relative to other large institutions. The FDIC also may impose special assessments at any time it estimates that Deposit Insurance Fund reserves will fall to a level that would adversely affect public confidence. National Penn Bank was required to pay (subject to certain credits) regular FDIC insurance assessments in 2014, and expects to be required to pay regular insurance assessments to the FDIC in 2015.

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

Regulation of Other Subsidiaries

National Penn Wealth Management, N.A., a direct subsidiary of National Penn Bank, is a limited purpose national trust company regulated by the OCC.  National Penn Bank's other direct non-bank subsidiaries are also subject to regulation by the OCC. In addition, Institutional Advisors, LLC, an investment advisory firm, is primarily subject to regulation by the SEC and various state securities regulators.  National Penn Bank's insurance agency subsidiary, National Penn Insurance Services Group, Inc., is primarily subject to regulation by the Pennsylvania Insurance Department.

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

Dodd-Frank imposes more extensive federal regulatory changes on financial institutions with more than $10 billion in assets. Because the assets of National Penn do not exceed $10 billion, Dodd-Frank does not, for example, subject National Penn to examination by the Consumer Financial Protection Bureau, require National Penn to conduct an annual regulatory stress test or limit the debit card interchange fees charged by National Penn Bank. See "Risk Factors - Additional growth will subject National Penn Bank to additional regulation and increased supervision."

Dodd-Frank also permanently raised the current standard maximum deposit insurance amount to $250,000.

The financial regulatory agencies promulgated the following regulatory actions implementing Dodd-Frank provisions that have significance to the business of National Penn, which became effective during 2014 and through January 2015:

•
The OCC, Federal Reserve, FDIC, NCUA and CFPB repealed their respective and substantially similar credit practice rules applicable to banks, savings associations, and federal credit unions but issued official guidance to clarify that engaging in the unfair or deceptive practices described in the former credit practices rules may violate the prohibition against unfair or deceptive practices in Section 5 of the FTC Act and other relevant laws, or as the agencies may otherwise determine.

•
The OCC amended its national bank capital regulations to make them consistent with the Basel III Capital Framework, including clarification of the requirements subordinated debt must meet and the procedures required to issue and redeem subordinated debt.

•
The CFPB extended to July 2020 the temporary exception permitting insured institutions to provide estimated, instead of exact, disclosures under the Regulation E Remittance Rule and clarified that a remittance transfer provider may determine coverage of the Remittance Rule by the type of account (i.e., personal, family or household vs. business) from which transfers are made.

•
The CFPB amended Regulation Z (Truth in Lending) to reset the timing and calculation of coverage thresholds for credit card transactions under the Credit Card Accountability Responsibility and Disclosure Act (CARD), high-cost mortgages under the Home Ownership and Equity Protection Act (HOEPA), and qualified mortgages under the Dodd-Frank Act.

•	The CFPB amended its ability-to-repay (ATR) rule to clarify its coverage of mortgage assumptions and redefine its applicability to nonprofit entities.

Volcker Rule

As mandated by the Dodd-Frank Act, in December 2013, the OCC, Federal Reserve, FDIC, and SEC issued a final rule (the "Final Rules") implementing certain prohibitions and restrictions on the ability of a banking entity and non-bank financial company supervised by the Federal Reserve to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund (the so-called "Volcker Rule"). The Final Rules also require regulated entities to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include making regular reports about those activities to regulators. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including National Penn. The Final Rules were effective April 1, 2014, with an extended effective date of July 2015.

Under the Final Rules, financial institutions are prohibited from owning certain covered funds. National Penn has reviewed its securities holdings and does not believe that any of them qualify as impermissible holdings. However, if future regulatory interpretation requires us to divest of any such investments, it could cause us to recognize unexpected gains or losses on the dispositions.

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

Changes in federal and state legislation and regulation, including additional regulations and increased supervision resulting from additional growth in assets, may adversely affect National Penn's operations. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act continues to require significant changes to the U.S. financial system, including among others:

•
Requirements on banking, derivative and investment activities, including: the repeal of the prohibition on the payment of interest on business demand accounts, debit card interchange fee requirements, and compliance with the “Volcker Rule,” which restricts proprietary trading and the sponsorship of, or the acquisition or retention of ownership interests in, private equity funds.

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

On July 2, 2013, the Federal Reserve Board unanimously approved its final rule implementing Basel III. The rule was subsequently approved as a final rule by the Office of the Comptroller of the Currency on July 9, 2013 and requires banking organizations, such as National Penn, to calculate their risk-weighted assets under the final rule's standardized approach. The rule is effective January 2015, with some additional transition periods, and requires compliance with the revised definitions of regulatory capital, revised minimum capital ratios, and revised regulatory capital adjustments and deductions, among other issues. National Penn is also subject to changes in accounting rules and interpretations.

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

Economic conditions have adversely impacted National Penn’s business and its results of operations, including the quality of National Penn’s credit portfolio. Beginning in late 2008, we experienced a downturn in the overall credit performance of our loan portfolio. Our loan portfolio has improved in credit quality since the downturn; however, in the aftermath of recessionary conditions, national and regional economic growth has been slow and uneven and many borrowers may continue to have a decreased ability to meet their loan obligations. Delayed improvement or another period of deterioration in the quality of our credit portfolio could significantly increase non-performing loans, require additional increases in loan loss reserves, elevate charge-off levels and have a material adverse effect on our capital, financial condition and results of operations.

Commercial, construction and real estate loans increase our exposure to credit risk.

As of December 31, 2014, $4.0 billion, or 65.6%, of National Penn’s loan portfolio consisted of commercial real estate loans and commercial and industrial loans. Subject to market conditions, we intend to continue to increase our origination of these loans. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss.

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

National Penn's loan activities are largely based in 13 counties in eastern Pennsylvania and, to a lesser extent, National Penn's deposit base is primarily generated from this area. As a result, our consolidated financial performance depends largely upon economic conditions in this region and demand for its products and services. Weak local economic conditions beginning in 2008 caused an increase in loan delinquencies, an increase in the number of borrowers who defaulted on their loans and a reduction in the value of the collateral securing their loans. Delayed improvement or another decline in the regional real estate market could again harm our financial condition and results of operations because of the geographic concentration of loans within this regional area and because a large percentage of its loans are secured by real property. If there is another decline in real estate values, the collateral for National Penn's loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we will be more likely to suffer losses on defaulted loans.

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

Our investment portfolio includes approximately $41.3 million in capital stock of the Federal Home Loan Bank (“FHLB”) of Pittsburgh as of December 31, 2014. This stock ownership is required for National Penn to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB advance program. If the FHLB experiences a capital shortfall, it could suspend its quarterly cash dividend, and possibly require its members, including National Penn, to make additional capital investments in the FHLB. If the FHLB was to cease operations, or if National Penn was required to write-off its investment in the FHLB, National Penn's business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

If we do not manage our capital position strategically, our return on equity could be lower compared to our competitors as a result of our high level of capital.

If we are unable to use strategically our excess capital, or to successfully continue our capital management programs (such as the stock repurchase program or quarterly dividends to our investors), then our goal of generating a return on average equity that is competitive, by increasing earnings per share and leveraging our capital base, without assuming undue risk, could be delayed or may not be attained. Failure to achieve a competitive return on average equity might decrease investments in our common stock and might cause our common stock to trade at lower prices.

National Penn may grow its business by acquiring other financial services companies, and these acquisitions present a number of risks and uncertainties related both to the acquisition transactions themselves and to the integration of the acquired businesses.

The acquisition of other financial services companies or assets, including the recent acquisition of TF Financial, present risks to National Penn in addition to those presented by the nature of the business acquired. In general, acquisitions may be substantially more expensive to investigate or to complete than expected (including unanticipated costs incurred in connection with the integration of the acquired company, as a result of delays in receipt of regulatory approvals or regulatory approval conditions which may impose additional costs on National Penn or limit National Penn’s revenues). In addition, the anticipated benefits (including anticipated cost savings and strategic gains) may be significantly more difficult or take longer to achieve than expected. In some cases, acquisitions involve our entry into new businesses or new geographic markets, and these situations also present risks in instances where we may be inexperienced in these new areas. As a regulated financial institution, our ability to pursue or complete attractive acquisition opportunities could be negatively impacted by regulatory delays or other regulatory issues. The processes of integrating acquired businesses also pose many additional possible risks which could result in increased costs, liability or other adverse consequences. Finally, if an acquisition is not completed, National Penn may experience negative reactions from the financial markets and from its customers and employees.

Additional growth will subject National Penn Bank to additional regulation and increased supervision.
The Dodd-Frank Act imposes additional regulatory requirements on institutions with $10 billion or more in assets.  National Penn Bank had $9.8 billion in assets as of December 31, 2014. Additional growth that results in National Penn Bank having assets of $10 billion or more would subject National Penn Bank to the following:

•	Supervision, examination and enforcement by the CFPB with respect to consumer financial protection laws;

•	Regulatory stress testing requirements, whereby National Penn would be required to conduct an annual stress test (using assumptions for baseline, adverse and severely adverse scenarios);

•
A modified methodology for calculating FDIC insurance assessments and potentially higher assessment rates as a result of institutions with $10 billion or more in assets being required to bear a greater portion of the cost of raising the reserve ratio to 1.35% as required by the Dodd-Frank Act;

•	Heightened compliance standards under the Volcker Rule; and

•	Enhanced supervision as a larger financial institution.

The imposition of these regulatory requirements and increased supervision may require additional commitment of financial resources to regulatory compliance and may increase National Penn’s cost of operations.  Further, the results of the stress testing process may lead National Penn to retain additional capital or alter the mix of its capital components.

National Penn may incur impairments to goodwill.

At December 31, 2014, National Penn had approximately $302 million recorded as goodwill.  National Penn evaluates its goodwill for impairment at least annually during the second quarter of its fiscal year.  Significant negative industry or economic trends, including the lack of recovery in the market price of National Penn's common stock, or reduced estimates of future cash flows or disruptions to National Penn's business could result in impairments to goodwill. National Penn's valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. National Penn operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If National Penn's analysis results in additional impairment to its goodwill, National Penn would be required to record an impairment charge to earnings in its financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on National Penn's results of operations and stock price.

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

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

We depend on our ability to process, record and monitor a large number of customer transactions on a continuous basis. As customer, public, legislative and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control, including, but not limited to, electrical or telecommunications outages and, as described below, cyber attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.

Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties, including foreign state-sponsored parties.  Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our banking, brokerage and investment advisory businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. Although we believe we have robust information security procedures and controls, our technologies, systems, networks, and our customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of National Penn’s or our customers’ confidential, proprietary and other information, or otherwise disrupt National Penn’s or its customers’ or other third parties’ business operations.

Third parties with which we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

To date we have not experienced any material losses relating to cyber attacks or other information security breaches, but there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to implement our Internet banking and mobile banking channel strategies and the outsourcing of some of our business operations. As a result, cybersecurity and the continued development and enhancement of our controls, processes and systems designed to protect our networks, computers, software and data from attack, damage or unauthorized access remain a priority for National Penn. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in customer attrition, financial losses, the inability of our customers to transact business with us, violations of applicable privacy and other laws, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

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

Our capital management strategy could dilute tangible book value per share.
Although many capital management initiatives are designed to accrete earnings per share, these initiatives may dilute tangible book value.  Under certain circumstances, the repurchase of common stock can be accretive to earnings per share while also dilutive to tangible book value.  Likewise, under certain circumstances in an acquisition or merger, including the use of cash as a component of the consideration can have a dilutive effect on tangible book value.

There may be other dilution of National Penn's shareholders, which may adversely affect the market price of National Penn's common stock.

National Penn is not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. National Penn is currently authorized to issue up to 250 million common shares, of which approximately 147 million shares were outstanding as of December 31, 2014, and up to one million shares of preferred stock, none of which are outstanding.  In addition, National Penn's Board of Directors has made shares available for compensation purposes, including under its Employee Stock Purchase Plan, as well as for purchase under National Penn's Dividend Reinvestment and Stock Purchase Plan. The Employee Stock Purchase Plan allows employee shareholders to purchase shares of National Penn common shares at a 10% discount from market value.  In addition, shares are issuable upon the vesting of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock that may be, issued under National Penn's equity compensation plans.  Should National Penn experience strong participation in the Employee Stock Purchase Plan or the Dividend Reinvestment and Stock Purchase Plan, the issuance of the required shares of common stock may significantly dilute the ownership of National Penn's shareholders. National Penn's board of directors has authority, without action or vote of the shareholders, to issue all or part of its authorized but unissued shares. Authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

National Penn relies on dividends it receives from its subsidiaries, may reduce or eliminate cash dividends on its common stock, and is subject to restrictions on its ability to declare or pay cash dividends and repurchase shares of common stock.

As a bank holding company, National Penn's ability to pay dividends depends primarily on its receipt of dividends from its direct and indirect subsidiaries. Its bank subsidiary, National Penn Bank, is National Penn's primary source of dividends. Dividend payments from National Penn Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. As of December 31, 2014, National Penn Bank had the ability to pay dividends to National Penn without prior regulatory approval. However, there is no assurance that National Penn Bank, and/or National Penn's other subsidiaries, will be able to pay dividends in the future.

In October 2014, the Board of Directors approved a fourth quarter 2014 cash dividend of $0.11 per share, and in January 2015, the Board of Directors approved a first quarter 2015 cash dividend of $0.11 per share. There can be no assurance that National Penn will pay dividends to its shareholders in the future, or if dividends are paid, that National Penn will maintain or increase the level of its dividends.  National Penn's ability to pay dividends to its shareholders is subject to limitations and guidance issued by the Board of Governors of the Federal Reserve System, or the Federal Reserve.  For example, under Federal Reserve guidance, bank holding companies generally are advised to consult in advance with the Federal Reserve before declaring dividends, and to strongly consider reducing, deferring or eliminating dividends, in certain situations, such as when declaring or paying a dividend that would exceed earnings for the fiscal quarter for which the dividend is being paid, or when declaring or paying a dividend that could result in a material adverse change to the organization's capital structure.  National Penn's failure to pay dividends on its common stock could have a material adverse effect on its business, operations, financial condition, access to funding and the market price of its common stock.

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

National Penn's businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the risk factors set forth above, as well as the following:

•	Risks, uncertainties and other factors relating to the merger of TF Financial with and into National Penn, including:

▪	Expected benefits may not materialize in the timeframe expected or at all, or may be more costly to achieve;

▪	Inability to successfully implement integration strategies; and

▪	Diversion of management time on merger-related issues.

•	National Penn's branding and marketing initiatives may not be effective in building name recognition and customer awareness of National Penn's products and services.

•	National Penn may be unable to differentiate itself from its competitors by a higher level of customer service, as intended by its business strategy and other marketing initiatives.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

National Penn Bancshares, Inc. does not own or lease any property. Currently, National Penn Bank owns 91 properties and leases 72 other properties. National Penn’s other direct and indirect subsidiaries lease 4 properties. The properties owned are not subject to any major liens, encumbrances, or collateral assignments.

Effective March 1, 2014, the principal office of National Penn and National Penn Bank was leased by National Penn Bank and located at 645 Hamilton Street, Suite 1100, Allentown, Pennsylvania 18101. The lease has a 20 year term, with two renewal options for a total of 9 years and 11 months, and covers approximately 126,000 square feet. National Penn Bank also leases a facility in Spring Township, Berks County, Pennsylvania ("the Reading Area Business Center"), with 48,000 square feet, a lease term of 20 years and two renewal terms for a total of 9 years and 11 months. During 2014, National Penn Bank consolidated 9 retail branch offices, 5 of which, including 4 supermarket branches, were located within 2 miles of other retail branch offices.

National Penn Bank, including all divisions, currently operates 119 retail branch offices located in the following Pennsylvania counties:  Berks, Bucks, Carbon, Centre, Chester, Delaware, Lancaster, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Philadelphia and Schuylkill. National Penn Bank also currently operates 7 retail branch offices located in the following New Jersey counties: Burlington, Mercer, and Ocean, as well as 1 located in Cecil County, Maryland. Of the retail branch offices, 66 are owned and 61 are leased. In addition, National Penn Bank presently owns 134 automated teller machines located throughout these 18 counties, which are primarily located at retail branch office locations.

Item 3.  LEGAL PROCEEDINGS

Various actions and proceedings are currently pending to which National Penn or one or more of its subsidiaries is a party.  These actions and proceedings arise out of routine operations and, in management’s opinion, are not expected to have a material impact on the Company’s financial position or results of operations.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The principal executive officers of National Penn, as of February 27, 2015, are as follows:

Name	Age	Principal Business Occupation During the Past Five Years
Scott V. Fainor	53
President and Chief Executive Officer of National Penn Bancshares, Inc. and National Penn Bank since January 27, 2010. Senior Executive Vice President and Chief Operating Officer of National Penn and President and Chief Executive Officer of National Penn Bank from February 1, 2008 through January 27, 2010.

Michael J. Hughes	58	Senior Executive Vice President and Chief Financial Officer effective January 1, 2013. Group Executive Vice President and Chief Financial Officer from August 2009 to December 2012.
Sandra L. Bodnyk	63	Senior Executive Vice President and Chief Risk Officer effective January 1, 2013. Group Executive Vice President & Chief Risk Officer from March 2009 to December 2012.
David B. Kennedy	53
Senior Executive Vice President and Chief Banking Officer effective January 1, 2013. Group Executive Vice President and head of General Banking from January 2010 to December 2012. President of Northern Region from February 1, 2008 to March 1, 2010.

Sean P. Kehoe	45	Executive Vice President, Chief Legal Officer and Corporate Secretary since April 2014. Partner, Kilpatrick Townsend & Stockton LLP, Financial Institutions Team from May 2008 to April 2014.
Tito L. Lima	50	Executive Vice President, Corporate Controller since October 30, 2013. Senior Vice President-Finance and Chief Accounting Officer, TriState Capital Bank, from February 2009 to August 2013.
Stephen C. Lyons	41
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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

National Penn’s common stock currently trades on the NASDAQ Global Select Market tier of The NASDAQ Stock Market under the symbol: “NPBC”.  As of December 31, 2014, National Penn had 7,252 shareholders of record.

The following table reflects the high and low sale prices reported for National Penn’s common stock, and the cash dividends declared on National Penn’s common stock.

Market Value of Common Stock

	2014		2013
	High	Low	High	Low
1st Quarter	$11.45	$9.94	$10.84	$9.38
2nd Quarter	10.96	9.50	10.70	9.35
3rd Quarter	10.93	9.71	11.40	9.87
4th Quarter	10.68	9.17	11.63	9.68

Cash Dividends Declared on Common Stock

	2014	2013
1st Quarter (a)	$0.10	$—
2nd Quarter	0.10	0.10
3rd Quarter	0.10	0.10
4th Quarter	0.11	0.10
(a) In lieu of a first quarter 2013 cash dividend, the Company paid an additional dividend of $0.10 per share in the fourth quarter of 2012.

National Penn’s ability to pay cash dividends to its shareholders is dependent upon the liquidity of its holding company, which includes the ability of its subsidiaries to pay cash dividends to National Penn.  Information on regulatory restrictions upon National Penn Bank’s ability to pay cash dividends is set forth in “Supervision and Regulation - Dividend Restrictions” included in Item 1 of this Report, which information is incorporated by reference in this Item 5.

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

On January 30, 2014, the Company repurchased 7 million shares of its common stock from two affiliates of Warburg Pincus. On February 6, 2015, the Company repurchased an additional 7.3 million shares owned by Warburg Pincus. As of February 6, 2015, Warburg Pincus maintained an 8.3% position in National Penn.

Stock Repurchases

On January 30, 2014, National Penn repurchased 7 million shares of its common stock from two affiliates of Warburg Pincus, at $10.77 per share (the closing price of National Penn common stock on the date the repurchase agreement was executed).

On January 22, 2015, the Company announced that the Board of Directors approved a common share repurchase plan of $125 million. The authorization of this repurchase plan superseded all pre-existing share repurchase plans. On February 6, 2015, the Company completed the repurchase of $75 million of common stock owned by Warburg Pincus. Based on a share price of $10.25, the repurchase aggregated approximately 7.3 million shares or approximately 40% of the outstanding common shares owned by Warburg Pincus.

The table below presents share repurchase activity for the three months ended December 31, 2014.

Period	Total No. of Shares Purchased	Weighted-Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum No. of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2014 through October 31, 2014	—	$—	—	289,810
November 1, 2014 through November 30, 2014	125,264	10.34	125,264	164,546
December 1, 2014 through December 31, 2014	163,891	10.15	163,891	655
Total	289,155	$10.23	289,155

(b) On December 20, 2013, the Company announced that its Board of Directors approved a common share repurchase plan of up to 5% of its outstanding shares, or 7,289,810 shares, during 2014. This repurchase plan expired on December 31, 2014.

National Penn’s ability to repurchase shares of its common stock is subject to regulatory review and is dependent on the liquidity of National Penn, which includes the ability of its subsidiaries to pay cash dividends to National Penn. Information on dividend restrictions is set forth in “Dividend Restrictions” in Item 1 and should be reviewed in conjunction with Footnote 16 to the consolidated financial statements included in Item 8 of this Report, which information is incorporated by reference in this Item 5.

PERFORMANCE GRAPH

The following graph compares the performance of National Penn's common shares to the Nasdaq Stock Market Total Return Index, the Nasdaq Bank Stock Index and the SNL Bank and Thrift Index during the last five years.  The graph shows the value of $100 invested in National Penn common stock and the indices on December 31, 2009, and the change in the value of National Penn's common shares compared to the indices as of the end of each year.  The graph assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

NATIONAL PENN BANCSHARES, INC.

	Period Ending
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
National Penn Bancshares, Inc.	$100.00	$139.54	$148.33	$171.43	$214.61	$207.54
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
NASDAQ Bank	100.00	114.16	102.17	121.26	171.86	180.31
SNL Bank and Thrift	100.00	111.64	86.81	116.57	159.61	178.18

Source: SNL Financial LC, Charlottesville, VA
© 2015

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

Five Year Statistical Summary

(dollars in thousands, except share and per share data)	As of and for the
	Year Ended December 31,
BALANCE SHEET	2014	2013	2012	2011	2010
Total assets	$9,750,865	$8,591,848	$8,529,522	$8,486,281	$8,844,620
Total investment securities and other securities	2,519,215	2,396,298	2,334,739	2,314,111	2,259,690
Total loans, net	6,055,782	5,241,852	5,129,927	5,061,461	5,176,669
Deposits	6,729,745	6,072,578	5,935,565	5,874,819	6,059,173
Borrowings	1,720,404	1,282,289	1,344,324	1,370,399	1,590,996
Total shareholders’ equity	1,188,639	1,131,866	1,161,292	1,180,687	1,137,437
Tangible common equity (d)	877,638	866,733	892,399	906,638	708,500
Percent shareholders’ equity to total assets	12.19%	13.17%	13.61%	13.91%	12.86%
Percent tangible common equity to tangible assets (d)	9.30%	10.41%	10.80%	11.04%	8.27%

Assets under management	$2,501,015	$2,504,717	$2,256,319	$2,141,737	$2,092,149

EARNINGS (c)
Total interest income	$288,019	$288,279	$316,828	$346,834	$387,249
Total interest expense	30,905	36,217	62,822	86,931	116,017
Net interest income	257,114	252,062	254,006	259,903	271,232
Provision for loan losses	5,751	5,250	8,000	15,000	95,000
Net interest income after provision for loan losses	251,363	246,812	246,006	244,903	176,232
Net gains (losses) from fair value changes on subordinated debentures	—	2,111	683	(2,530)	(10,373)
Net gains (losses) on sales of investment securities	21	54	(119)	2,719	214
Net impairment losses on investment securities	—	—	(154)	—	(1,390)
Loss on sale of building	—	—	—	1,000	—
Gain on pension curtailment	—	—	—	—	4,066
Other non-interest income	92,154	95,902	95,558	94,654	105,705
Goodwill impairment	—	—	—	—	8,250
Acquisition related expenses	2,878	—	—	—	—
Loss on debt extinguishment	—	64,888	—	2,633	—
Corporate reorganization expense	—	6,000	—	2,200	—
Other non-interest expense	208,445	211,023	210,310	221,197	233,426
Income before income taxes	132,215	62,968	131,664	112,716	32,778
Income tax expense	33,509	9,581	32,754	25,172	11,441
Net income	98,706	53,387	98,910	87,544	21,337
Preferred dividends and accretion of preferred discount	—	—	—	(1,691)	(8,021)
Accelerated accretion from redemption of preferred stock	—	—	—	(1,452)	—
Net income available to common shareholders	$98,706	$53,387	$98,910	$84,401	$13,316

Cash dividends - common stock (a)	$57,962	$43,696	$61,401	$13,651	$5,136
Cash dividends - preferred stock	—	—	—	1,583	7,500
Dividend payout ratio - common (a)	58.72%	81.85%	62.08%	16.17%	38.57%
Return on average assets	1.13%	0.64%	1.17%	1.02%	0.23%
Return on average total shareholders' equity	8.86%	4.72%	8.25%	7.58%	1.95%
Return on average common shareholder's equity	8.86%	4.72%	8.25%	7.50%	1.41%
Return on average tangible common equity (d)	11.72%	6.18%	10.66%	9.95%	2.07%

PER SHARE DATA
Basic earnings available to common shareholders	$0.70	$0.37	$0.66	$0.56	$0.10
Diluted earnings available to common shareholders	0.70	0.37	0.66	0.56	0.10
Dividends paid in cash (a)	0.41	0.30	0.41	0.09	0.04
Book value	8.08	7.76	8.00	7.77	7.23
Tangible book value (d)	5.96	5.94	6.15	5.97	5.18

Weighted average shares basic	141,281,690	145,602,670	150,566,098	151,386,614	128,118,298
Weighted average shares diluted	141,823,607	146,044,058	150,859,995	151,653,646	128,186,651

Staff – Full-time equivalents	1,658	1,631	1,648	1,688	1,728

(a) In lieu of a 1st quarter 2013 cash dividend, the Company paid an additional dividend of $0.10 per share in the 4th quarter of 2012.
(c) Results of operations are included for Christiana Bank and Trust beginning January 4, 2008 through December 3, 2010.
(d) Non-GAAP measures are discussed in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance of the Company for the year ended December 31, 2014 and financial condition of the Company as of December 31, 2014, with a primary focus on an analysis of operating results.

Current performance does not guarantee and may not be indicative of similar performance in the future.  The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2014, included in this Report in Item 8.

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

Statement Regarding Non-GAAP Financial Measures

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

2014 OVERVIEW

(dollars in thousands, except per share data)	Year Ended December 31,
	2014	2013
EARNINGS
Total interest income	$288,019	$288,279
Total interest expense	30,905	36,217
Net interest income	257,114	252,062
Provision for loan losses	5,751	5,250
Net interest income after provision for loan losses	251,363	246,812
Net gains from fair value changes of subordinated debentures	—	2,111
Net gains on investment securities	21	54
Other non-interest income	92,154	95,902
Acquisition related expenses	2,878	—
Loss on debt extinguishment	—	64,888
Corporate reorganization expense	—	6,000
Other non-interest expense	208,445	211,023
Income before income taxes	132,215	62,968
Income tax expense	33,509	9,581
Net income	$98,706	$53,387

Basic earnings per share	$0.70	$0.37
Diluted earnings per share	0.70	0.37
Adjusted diluted earnings (e)	0.71	0.67
Dividends per share (a)	0.41	0.30

Net interest margin	3.40%	3.51%
Efficiency ratio (e)	57.06%	57.80%
Return on average assets	1.13%	0.64%
Adjusted return on average assets (e)	1.16%	1.18%

Asset Quality Metrics
Allowance for loan losses/total originated loans	1.63%	1.81%
Allowance for loan losses/total loans	1.48%	1.81%
Non-performing loans/total loans	0.96%	0.99%
Delinquent loans/total loans	0.36%	0.55%
Allowance for loan losses/non-performing loans	153%	183%
Net loan charge-offs to average total loans	0.21%	0.38%

(a) In lieu of a 1st quarter 2013 cash dividend, the Company paid an additional dividend of $0.10 per share in the 4th quarter of 2012.
(e) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 7 and the Non-GAAP reconciliations below.

•
Net income totaled $98.7 million and $53.4 million for the years ended December 31, 2014 and December 31, 2013, respectively. Adjusted net income was $101 million, or $0.71 per diluted share, for 2014 compared to adjusted net income of $98.1 million, or $0.67 per diluted share, for 2013. The increase in net income is largely driven by an increase in net interest income while operating expenses declined year-over-year.

•
Net interest income of $257 million for the year ended December 31, 2014 compared to $252 million for the comparable period in 2013, benefiting from ongoing asset/liability management strategies coupled with the impact of the acquisition of TF Financial. Net interest margin of 3.40% for 2014 compared to 3.51% for 2013, as 2014 reflects the continued period of prolonged low interest rates and the impact of the $125 million senior note issuance aimed at enhancing strategic flexibility.

•
Asset quality continued to improve in 2014 from an already strong base in 2013, as classified loans at December 31, 2014 decreased by 20% from December 31, 2013, excluding the impact of TF Financial. Net charge-offs totaling $11.4 million, or 0.21% of average total loans, for the twelve months ended December 31, 2014 declined from $19.8 million, or 0.38% of average total loans for 2013, despite a modest increase in non-performing loans, which totaled $59.1 million at December 31, 2014 compared to $52.6 million at December 31, 2013.

•
Other non-interest income of $92.2 million for the twelve months ended December 31, 2014 decreased by $3.7 million from the comparable period in 2013 primarily as a result of lower mortgage banking fees resulting from lower refinance activity.

•
Other non-interest expense of $208 million for the twelve months ended December 31, 2014 decreased by $2.6 million from the comparable period in 2013, despite the impact of TF Financial. Additionally, the efficiency ratio of 57.06% for 2014 decreased compared to 57.80% for 2013, as the Company continued to focus on effectively managing operating expenses and efficiency.

Non-GAAP Reconciliations

Adjusted Net Income and Return on Average Assets (e)

Adjusted net income and return on average assets are non-GAAP measures and exclude certain items which management believes affect the comparability of results between periods. The following table reconciles the non-GAAP measure of adjusted net income to the GAAP measure of net income available to common shareholders and diluted earnings per share and calculates the adjusted return on average assets.

(dollars in thousands, except per share data)	Year Ended December 31,
	2014	2013		2012
Adjusted net income reconciliation
Net income	$98,706	$53,387		$98,910
After tax acquisition related expenses	2,054	—		—
After tax loss on debt extinguishment	—	42,177		—
After tax corporate reorganization expense	—	3,900		—
After tax unrealized fair value gain on subordinated debentures	—	(1,372)		(444)
Adjusted net income	$100,760	$98,092		$98,466

Adjusted diluted earnings per share
Diluted earnings per share	$0.70	$0.37		$0.66
After tax acquisition related expenses	0.01	—		—
After tax loss on debt extinguishment	—	0.29		—
After tax corporate reorganization expense	—	0.03		—
After tax unrealized fair value gain on subordinated debentures	—	(0.01)		—
Adjusted diluted earnings per share	$0.71	$0.67	(f)	$0.66

Average assets	$8,709,629	$8,330,441		$8,424,322
Adjusted return on average assets	1.16%	1.18%		1.17%

(e) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 7.
(f) Difference in summation of adjusted diluted earnings per share due to rounding.

Adjustments to 2014 net income included the following:

•Non-interest expense included acquisition related expenses of $2.9 million, or $2.1 million after tax ($0.01 per diluted share).

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

Adjustments to 2012 net income included the following:

•Non-interest income included a $0.7 million, or $0.4 million after tax unrealized fair value gain on subordinated debentures. The adjustment did not impact earnings per diluted share.

Efficiency Ratio (e)

(dollars in thousands)	Year Ended December 31,
	2014	2013	2012
Non-interest expense	$211,323	$281,911	$210,310
Less:
Acquisition related expenses	2,878	—	—
Loss on debt extinguishment	—	64,888	—
Corporate reorganization expense	—	6,000	—
Operating expenses	$208,445	$211,023	$210,310

Net interest income (taxable equivalent)	$273,150	$269,219	$272,622

Non-interest income	92,175	98,067	95,968
Less:
Net gains (losses) from fair value changes on subordinated debentures	—	2,111	683
Net gains (losses) on investment securities	21	54	(273)
Adjusted revenue	$365,304	$365,121	$368,180

Efficiency ratio	57.06%	57.80%	57.12%

(e) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 7.

Tangible Common Equity/Tangible Assets (e)

(dollars in thousands, except per share data)	As of December 31,
	2014	2013	2012
Total shareholder's equity	$1,188,639	$1,131,866	$1,161,292
Goodwill and intangibles	(311,001)	(265,133)	(268,893)
Tangible common equity	$877,638	$866,733	$892,399

Shares outstanding	147,136,084	145,798,751	145,163,585
Tangible book value per share	$5.96	$5.94	$6.15

Total assets	$9,750,865	$8,591,848	$8,529,522
Goodwill and intangibles	(311,001)	(265,133)	(268,893)
Tangible assets	$9,439,864	$8,326,715	$8,260,629

Tangible common equity/tangible assets	9.30%	10.41%	10.80%

(e) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 7.

Return on Average Tangible Common Equity (e)

(dollars in thousands)	Year Ended December 31,
	2014	2013	2012
Average shareholder's equity	$1,113,535	$1,130,290	$1,198,948
Average goodwill and intangibles	(271,684)	(266,851)	(271,384)
Average tangible common equity	$841,851	$863,439	$927,564

Net income	$98,706	$53,387	$98,910
Return on average tangible common equity	11.72%	6.18%	10.66%

(e) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 7.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary Balance Sheet

(dollars in thousands, except per share data)	As of December 31,
	2014	2013
Total cash and cash equivalents	$413,839	$283,523
Investment securities and other securities	2,519,215	2,396,298
Total loans	6,146,457	5,338,219
Total assets	9,750,865	8,591,848
Deposits	6,729,745	6,072,578
Borrowings	1,720,404	1,282,289
Shareholders' equity	1,188,639	1,131,866

Balances in the table above at December 31, 2014 are impacted by the acquisition of TF Financial.

Loans and Allowance for Loan Losses

Economic conditions impact the Company’s customers. Although the economy and credit environment are inherently uncertain, the Company’s loan portfolio has demonstrated continued asset quality improvement. The Company remains focused on attracting and retaining high-quality commercial and retail customers to support quality loan growth.

Federal Reserve economic data regarding the Third District, in which the Company operates, suggests the following trends:

•	Modest growth in general retail sales, commercial real estate leasing and construction, with moderate growth in automotive retail.

•	Loan volumes continued to grow at a modest pace, and credit quality continued to improve.

•	Business contacts in most sectors continued to express a positive outlook on the underlying economy, reporting slight increases in wages, home prices and general price levels.

The Company’s loans are diversified by borrower, industry group, and geographical area in the Company’s markets. The following table summarizes the composition of the Company’s loan portfolio at December 31, 2014 and 2013:

(dollars in thousands)	December 31,
	2014	2013	Increase/(Decrease)
Commercial and industrial	$2,599,867	$2,460,664	$139,203	5.7%

CRE - permanent	1,229,318	994,838	234,480	23.6%
CRE - construction	203,542	198,334	5,208	2.6%
Commercial real estate	1,432,860	1,193,172	239,688	20.1%
Commercial	4,032,727	3,653,836	378,891	10.4%

Residential mortgages	908,357	652,225	256,132	39.3%
Home equity	913,830	762,608	151,222	19.8%
All other consumer	287,365	264,599	22,766	8.6%
Consumer	2,109,552	1,679,432	430,120	25.6%

Loans	$6,142,279	$5,333,268	$809,011	15.2%

Allowance for loan losses	90,675	96,367	(5,692)	(5.9)%

Loans, net	$6,051,604	$5,236,901	$814,703	15.6%

Loans held-for-sale	$4,178	$4,951	$(773)	(15.6)%

The following table summarizes the composition of the Company’s loan portfolio at each of the past five fiscal year-ends:

(dollars in thousands)	December 31,
	2014	2013	2012	2011	2010
Commercial and industrial	$2,599,867	$2,460,664	$2,495,855	$2,420,027	$2,434,960
CRE - permanent	1,229,318	994,838	907,760	855,524	768,988
CRE - construction	203,542	198,334	125,878	156,064	281,056
Residential mortgages	908,357	652,225	671,772	710,322	752,629
Home equity	913,830	762,608	754,386	747,558	745,124
All other consumer	287,365	264,599	270,901	286,390	331,181
Loans	6,142,279	5,333,268	5,226,552	5,175,885	5,313,938
Loans held-for-sale	4,178	4,951	14,330	12,216	12,785
Total loans	$6,146,457	$5,338,219	$5,240,882	$5,188,101	$5,326,723

Loans increased by $809 million to $6.1 billion at December 31, 2014, inclusive of loans acquired during the fourth quarter of 2014 via the TF Financial acquisition. Acquired loans totaled $580 million at December 31, 2014. Originated loans increased by $229 million, or 4.3%, to $5.6 billion at December 31, 2014. Additionally, originated loan growth was inclusive of a $38.3 million, or 20.0%, decrease to classified loans since December 31, 2013, excluding the impact of the acquisition of TF Financial. Net charge-offs during 2014 totaled $11.4 million compared to $19.8 million for 2013, while the provision for loan losses was $5.8 million for the twelve months ended December 31, 2014, resulting in a decrease to the allowance for loan losses, which totaled $90.7 million at December 31, 2014. The decrease in the allowance for loan losses was the direct result of the continued improvement in asset quality.

Maturities and sensitivity to changes in interest rates in the Company’s commercial loan portfolio at December 31, 2014 are summarized below:

(dollars in thousands)	One Year	After One Year to	After Five
	or Less*	Five Years	Years	Total
Commercial and industrial	$1,275,865	$807,442	$516,560	$2,599,867
CRE - permanent	567,109	426,631	235,578	1,229,318
CRE - construction	165,060	28,113	10,369	203,542
Total	$2,008,034	$1,262,186	$762,507	$4,032,727

Predetermined interest rate	$146,234	$1,025,820	$746,648	$1,918,702
Floating interest rate	1,861,800	236,366	15,859	2,114,025
Total	$2,008,034	$1,262,186	$762,507	$4,032,727
*Demand loans, past-due loans and overdrafts are reported in "One Year or Less."

Determinations of maturities included in the loan maturity table are based upon contractual terms and reflect the remaining maturity or next repricing date for floating rate loans. Loans are renewed after an evaluation of the customer’s creditworthiness in accordance with the Company’s credit policy. This policy also provides parameters for use of customer credit lines.

The following table demonstrates select asset quality metrics for the past five years:

(dollars in thousands)	December 31,
	2014		2013		2012		2011		2010
Non-performing loans	$59,092		$52,591		$53,908		$66,976		$82,111
Non-performing loans to total loans	0.96%		0.99%		1.03%		1.29%		1.54%
Delinquent loans	$22,300		$29,435		$24,048		$24,801		$27,806
Delinquent loans to total loans	0.36%		0.55%		0.46%		0.48%		0.52%

Originated classified loans (g)	$153,255		$191,589		$261,293		$370,439		$479,336
Acquired classified loans	9,534		—		—		—		—
Total classified loans	$162,789		$191,589		$261,293		$370,439		$479,336

Originated classified loans to total originated loans	2.75%		3.59%		4.99%		7.14%		9.00%
Total classified loans to total loans	2.65%		3.59%		4.99%		7.14%		9.00%

Tier 1 capital and allowance	$1,054,304		$1,038,293		$1,093,103		$1,104,942		$1,074,197
Total classified loans to Tier 1 capital and allowance	15.44%		18.45%		23.90%		33.53%		44.62%

Originated loans	$5,562,087		$5,333,268		$5,226,552		$5,175,885		$5,313,938
Loans held-for-sale	4,178		4,951		14,330		12,216		12,785
Total originated loans	5,566,265	—	5,338,219	—	5,240,882	—	5,188,101	—	5,326,723
Acquired loans	580,192		—		—		—		—
Total loans	$6,146,457		$5,338,219		$5,240,882		$5,188,101		$5,326,723

(g) Includes non-performing loans

The Company acquired $7.6 million of loans with deteriorated credit quality, or purchased credit impaired ("PCI") loans, via the acquisition of TF Financial. PCI loans are accounted for in accordance with ASC 310-30, refer to Footnote 5 "Loans" to the consolidated financial statements in Item 8 of this Report for additional information regarding acquired loans.

The following table summarizes the Company’s non-performing assets for the past five years:

(dollars in thousands)	December 31,
	2014		2013		2012		2011		2010
Non-accrual commercial and industrial	$21,931		$14,935		$24,653		$31,081		$34,869

Non-accrual CRE-permanent	7,915		4,258		2,984		7,403		17,821
Non-accrual CRE-construction	8,113		12,128		5,446		12,218		19,392
Total non-accrual commercial real estate	16,028		16,386		8,430		19,621		37,213

Non-accrual residential mortgages	7,706		7,037		7,066		4,504		5,802
Non-accrual home equity	3,426		4,787		3,692		3,046		2,133
All other non-accrual consumer	1,746		1,731		1,705		3,176		2,094
Total non-accrual consumer	12,878		13,555		12,463		10,726		10,029

Total non-accrual loans	50,837		44,876		45,546		61,428		82,111

Restructured loans (h)	8,255		7,715		8,362		5,548		—
Total non-performing loans	59,092		52,591		53,908		66,976		82,111

Acquired other real estate owned	3,675		—		—		—		—
Other real estate owned and repossessed assets	1,192		1,278		3,029		7,716		7,453
Total non-performing assets	63,959		53,869		56,937		74,692		89,564

Loans 90+ days past due & still accruing	2,183		3,466		2,027		2,010		1,753
Total non-performing assets and loans 90+ days past due	$66,142		$57,335		$58,964		$76,702		$91,317

Total loans	$6,146,457		$5,338,219		$5,240,882		$5,188,101		$5,326,723
Total originated loans	5,566,265	—	5,338,219	—	5,240,882	—	5,188,101	—	5,326,723
Average total loans	5,511,872		5,238,606		5,193,376		5,202,255		5,761,647
Allowance for loan losses	90,675		96,367		110,955		126,640		150,054

Allowance for loan losses to:
Non-performing assets and loans 90+ days past due (excluding acquired OREO)	145%		168%		188%		165%		164%
Non-performing loans	153%		183%		206%		189%		183%
Total originated loans	1.63%		1.81%		2.12%		2.44%		2.82%

(h) Restructured loans at December 31, 2014, included $0.9 million of commercial loans and $7.4 million of consumer loans which were modified for customers who were experiencing financial difficulty and were in jeopardy of losing their homes or businesses to foreclosure.

The following table provides additional information for the Company’s non-accrual loans for the past three fiscal years ended:

(dollars in thousands)	December 31,
	2014	2013	2012
Total non-accrual loans	$50,837	$44,876	$45,546
Non-accrual loans with partial charge-offs	11,630	13,671	18,221
Life-to-date partial charge-offs on non-accrual loans	13,665	20,049	20,965
Charge-off rate of non-accrual loans	54.0%	59.5%	53.5%
Specific reserves on non-accrual loans	10,576	5,761	1,264

At December 31, 2014, the Company’s non-accrual loans totaled $50.8 million and included $11.6 million of non-accrual loans which have been partially charged-off by 54.0% or $13.7 million. Non-performing loans totaled 0.96% of total loans at December 31, 2014, compared to 0.99% at December 31, 2013. Additionally, non-performing loans are included in impaired loans and are evaluated individually when determining the allowance. Impaired loans at December 31, 2014 had a specific reserve in the allowance of $13.1 million related to $41.1 million of underlying principal balances compared to $8.3 million and $31.0 million, respectively, at December 31, 2013. See Footnote 1 to the consolidated financial statements included in Item 8 of this Report for a discussion of the Company's policy for placing loans on non-accrual status.

A detailed roll-forward of the Company’s allowance for loan losses for the five years is presented in the following table:

(dollars in thousands)	December 31,
	2014	2013	2012	2011	2010
Balance at beginning of year	$96,367	$110,955	$126,640	$150,054	$146,271
Charge-offs:
Commercial and industrial	5,006	14,162	12,209	21,321	24,443
CRE - permanent	2,448	1,739	3,664	6,129	7,643
CRE - construction	298	682	3,154	5,400	42,527
Residential mortgages (i)	3,430	2,361	2,649	4,474	15,278
Home equity	2,491	2,929	3,618	5,337	3,559
All other consumer	3,348	3,120	3,204	4,874	7,110
Total charge-offs	17,021	24,993	28,498	47,535	100,560

Recoveries:
Commercial and industrial	$2,325	$2,012	$1,943	$2,326	$4,042
CRE - permanent	109	675	354	341	1,216
CRE - construction	1,027	467	608	2,399	2,902
Residential mortgages	308	241	31	358	122
Home equity	240	417	327	322	221
All other consumer	1,569	1,343	1,550	3,375	1,748
Total recoveries	5,578	5,155	4,813	9,121	10,251
Net charge-offs	11,443	19,838	23,685	38,414	90,309
Provision charged to expense	5,751	5,250	8,000	15,000	95,000
Disposed allowance	—	—	—	—	(908)
Balance at end of year	$90,675	$96,367	$110,955	$126,640	$150,054

Net charge-offs to:
Total originated loans	0.21%	0.37%	0.45%	0.74%	1.70%
Total loans	0.19%	0.37%	0.45%	0.74%	1.70%
Average total loans	0.21%	0.38%	0.46%	0.74%	1.57%
Allowance for loan losses	12.6%	20.6%	21.4%	30.3%	60.2%
(i) Reflects the modification and sale of residential mortgage loans in 2010.

For 2014, net charge-offs totaled $11.4 million, compared to $19.8 million for 2013, a decrease of $8.4 million. Net charge-offs as a percentage of average total loans decreased to 0.21% for 2014, compared to 0.38% for 2013. The decrease in net charge-offs is the result of a continued improvement in credit quality.

The following table presents a composition of the allowance by loan type:

	December 31,
(dollars in thousands)	2014		2013		2012		2011		2010
	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans
Commercial and industrial	$39,982	42.3%	$41,288	46.1%	$46,151	47.6%	$55,815	46.7%	$69,655	45.7%
CRE - permanent	14,638	20.0%	15,418	18.6%	17,660	17.3%	20,990	16.5%	20,044	14.4%
CRE - construction	4,058	3.3%	7,235	3.7%	11,635	2.4%	19,732	3.0%	31,133	5.3%
Residential mortgages	7,745	14.9%	7,639	12.3%	8,326	13.1%	8,412	13.9%	9,630	14.4%
Home equity	9,307	14.9%	9,907	14.3%	10,334	14.4%	6,753	14.4%	4,742	14.0%
All other consumer	4,338	4.6%	3,932	5.0%	4,441	5.2%	4,495	5.5%	6,525	6.2%
Unallocated	10,607	—	10,948	—	12,408	—	10,443	—	8,325	—
Total allowance	$90,675	100.0%	$96,367	100.0%	$110,955	100.0%	$126,640	100.0%	$150,054	100.0%

The following table demonstrates the components of the allowance:

(dollars in thousands)	December 31,
	2014	2013	2012	2011	2010
Specific reserves	$13,069	$8,304	$3,110	$8,909	$8,560
Allocated reserves	66,999	77,115	95,437	107,288	133,169
Unallocated reserves	10,607	10,948	12,408	10,443	8,325
Total allowance for loan losses	$90,675	$96,367	$110,955	$126,640	$150,054

Overall, the allowance totaled $90.7 million at December 31, 2014 and represented 1.63% of total originated loans and 153% of non-performing loans, compared to $96.4 million at December 31, 2013, or 1.81% of total loans and 183% of non-performing loans. The decrease in the allowance was the result of a continued improvement in the credit quality of the loan portfolio. Net charge-offs of $11.4 million, or 0.21% of average total loans for 2014, declined from $19.8 million, or 0.38% of average total loans for 2013. In addition, originated classified loans, which exclude classified loans acquired via the TF Financial acquisition of $9.5 million, declined $38.3 million from $192 million, or 3.59% of total originated loans, at December 31, 2013 to $153 million, or 2.75% of total originated loans, at December 31, 2014. Non-performing loans increased to $59.1 million at December 31, 2014, from $52.6 million at December 31, 2013, primarily due to one commercial credit which was downgraded from classified to non-performing during the fourth quarter of 2014. The ratio of non-performing loans to total loans declined to 0.96% at December 31, 2014, from 0.99% at December 31, 2013, due to the growth in the loan portfolio. The provision for loan losses totaled $5.8 million for 2014, compared to $5.3 million for 2013.

Investment Portfolio

The Company's investment portfolio is comprised of readily marketable securities which qualify as collateral to meet its pledging requirements, the majority of which are classified as available-for-sale. The Company also holds other securities that are non-marketable consisting of Federal Reserve Bank of Philadelphia stock and Federal Home Loan Bank of Pittsburgh stock. Investments available-for-sale and held-to-maturity increased $119 million to $2.5 billion at December 31, 2014, compared to $2.3 billion at December 31, 2013.  The year-over-year increase reflects securities acquired via the TF Financial acquisition. At December 31, 2014, the held-to-maturity portfolio included $87.2 million of acquired securities. At March 31, 2014, 240 available-for-sale debt securities, with an amortized cost basis of $492 million and a fair value of $488 million, were reclassified as held-to-maturity. For further information, reference Footnote 4, “Investment Securities” to the consolidated financial statements included in Item 8 of this Report.

A summary of investment securities available-for-sale:

	December 31,
	2014		2013		2012
(dollars in thousands)	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U.S. Government agencies	$1,000	$1,007	$1,000	$990	$999	$1,023
State and municipal bonds	63,674	68,080	210,680	214,711	268,555	285,320
Agency mortgage-backed securities/collateralized mortgage obligations	1,442,102	1,451,461	1,683,092	1,659,180	1,445,978	1,491,365
Non-agency collateralized mortgage obligations	—	—	4,222	4,258	8,952	9,110
Corporate securities and other	4,109	4,361	9,517	9,668	10,980	10,683
Marketable equity securities	3,583	5,752	3,583	5,300	3,583	4,712
Total	$1,514,468	$1,530,661	$1,912,094	$1,894,107	$1,739,047	$1,802,213

A summary of investment securities held-to-maturity:

	December 31,
	2014		2013		2012
(dollars in thousands)	Carrying	Fair	Amortized	Fair	Amortized	Fair
	Value (j)	Value	Cost	Value	Cost	Value
U.S. Government agencies	$3,869	$3,924	$—	$—	$—	$—
State and municipal bonds	551,627	576,044	403,344	415,477	412,542	444,783
Agency mortgage-backed securities/collateralized mortgage obligations	364,100	368,504	34,843	36,467	51,182	53,922
Corporate securities and other	1,446	1,463	—	—	—	—
Non-agency collateralized mortgage obligations	—	—	258	258	442	444
Total	$921,042	$949,935	$438,445	$452,202	$464,166	$499,149

(j) For securities which were transferred from the available-for-sale category to held-to maturity, the carrying value of the transferred securities represents their fair value at the date of transfer adjusted for subsequent amortization.  The carrying value of all other held-to-maturity securities represents their amortized cost.

The contractual maturity and weighted-average yield of the investment securities of the Company at December 31, 2014, are presented in the following tables. Weighted-average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a statutory tax rate of 35%. All average yield calculations were based on the book value of the related securities. Marketable equity securities do not have a stated maturity and have been included in the “After 10 Years” category.

Maturity and Weighted-Average Yield of Investment Securities Available-for-Sale:

(dollars in thousands)	Within one year		After one but within five years		After five but within ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government agencies	$—	—%	$1,007	1.85%	$—	—%	$—	—%	$1,007	1.85%
State and municipal bonds	4,873	8.38%	39,044	7.94%	18,585	0.62%	5,578	4.91%	68,080	5.66%
Agency mortgage-backed securities/collateralized mortgage obligations	18	3.96%	22,550	4.51%	138,682	2.89%	1,290,211	2.22%	1,451,461	2.32%
Corporate securities and other	—	—%	2,128	6.25%	—	—%	2,233	6.46%	4,361	6.36%
Marketable equity securities	—	—%	—	—%	—	—%	5,752	4.39%	5,752	4.39%
Total	$4,891	8.37%	$64,729	6.56%	$157,267	2.62%	$1,303,774	2.25%	$1,530,661	2.47%

Maturity and Weighted-Average Yield of Investment Securities Held-to-Maturity at Fair Value:

(dollars in thousands)	Within one year		After one but within five years		After five but within ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government agencies	$—	—%	$1,973	2.19%	$1,951	2.53%	$—	—%	$3,924	2.36%
State and municipal bonds	916	8.06%	14,884	4.49%	217,015	5.79%	343,229	6.30%	576,044	6.06%
Agency mortgage-backed securities/collateralized mortgage obligations	—	—%	3,441	1.60%	20,924	3.41%	344,139	2.53%	368,504	2.58%
Corporate securities and other	—	—%	—	—%	—	—%	1,463	8.60%	1,463	8.60%
Total	$916	8.06%	$20,298	3.78%	$239,890	5.56%	$688,831	4.42%	$949,935	4.70%

Goodwill and Other Intangible Assets

Goodwill and intangible assets, on the consolidated balance sheet, increased by $45.9 million from $265 million at December 31, 2013, to $311 million at December 31, 2014. During the fourth quarter of 2014, the Company recorded $48.7 million of goodwill and other intangible assets associated with the acquisition of TF Financial, all of which is included in the "Community Banking" column for segment reporting.

During the second quarter, the Company performed its annual, qualitative assessment of goodwill and determined that it is not more likely than not that the fair value of its reporting units are less than their carrying amounts. Additionally, there were no indicators of impairment subsequent to the annual assessment for which an interim impairment test was required.

The Company’s business segments are its reporting units which are “Community Banking” and “Other” for purposes of the goodwill impairment analysis. As of December 31, 2014, the carrying value of goodwill assigned to the Community Banking segment was $279 million and the carrying value of goodwill assigned to the Other segment was $23 million.

Other Assets

Other assets on the balance sheet at December 31, 2014, increased $46.0 million to $451 million, compared to $405 million at December 31, 2013.  Other assets include premises and equipment, accrued interest receivable, bank owned life insurance, other real estate owned and other repossessed assets, unconsolidated investments and other assets. The net increase in premises and equipment of $20.2 million was primarily attributable to the net increase of $15.3 million and $2.6 million of leasehold improvements for the corporate headquarters located in Allentown, Pennsylvania and the Reading Area Business Center, respectively, as well as the fair value of facilities acquired from TF Financial of $10.9 million, offset by depreciation expense of $9.5 million. The increase in bank owed life insurance of $23.9 million is a result of $19.1 million of policies acquired from TF Financial and $4.8 million of increased cash surrender value of existing policies.

Liabilities

Liabilities at December 31, 2014 totaled $8.6 billion, an increase of $1.1 billion from December 31, 2013. Excluding the impact of the acquisition of TF Financial, liabilities at December 31, 2014 increased by approximately $396 million from December 31, 2013. This increase was driven primarily by an increase in FHLB advances of $261 million and $125 million of senior long-term debt issued in 2014.

Total deposits of $6.7 billion at December 31, 2014, increased by $657 million from December 31, 2013 primarily as a result of the acquisition of TF Financial. As the Company continues to strive to improve the mix of its deposit portfolio and the overall costs of deposits, non-maturity deposits comprised 81.8% of total deposits at December 31, 2014, compared to 79.4% at December 31, 2013.

(dollars in thousands)	December 31,
	2014	2013	Increase/(decrease)
Non-interest bearing deposits	$1,085,158	$970,051	$115,107	11.9%
NOW accounts	1,913,399	1,655,425	257,974	15.6%
Money market accounts	1,827,233	1,670,035	157,198	9.4%
Savings	678,294	526,576	151,718	28.8%
Time deposits less than $100	891,964	896,700	(4,736)	(0.5)%
Time deposits $100 or greater	333,697	353,791	(20,094)	(5.7)%
Total deposits	$6,729,745	$6,072,578	$657,167	10.8%

Non-time deposits/total deposits	81.8%	79.4%		2.4%

The following table is a distribution of the average balance and the average cost on the Company’s deposits in each of the most recent three fiscal years:

(dollars in thousands)	2014		2013		2012
	Average	Annual	Average	Annual	Average	Annual
	Balance	Cost	Balance	Cost	Balance	Cost
Non-interest bearing deposits	$1,014,758	—	$933,849	—	$882,140	—
Interest bearing*	4,069,248	0.17%	3,819,058	0.19%	3,497,885	0.24%
Time deposits	1,188,923	0.98%	1,388,789	1.08%	1,490,965	1.24%
Total	$6,272,929	0.30%	$6,141,696	0.36%	$5,870,990	0.46%

*Interest bearing NOW, savings, and money market deposits.

Average deposits for the year-ended December 31, 2014 of $6.3 billion increased by $131 million from the comparable period in 2013 primarily as a result of the acquisition of TF Financial which closed on October 24, 2014. As a result of the Company's continued focus on effectively managing the interest cost of deposits, the average annual cost of total deposits decreased to 0.30% for the twelve month period ending December 31, 2014, from 0.36% for the comparable period in 2013.

The following table is a breakdown, by maturity, of the Company’s time deposits of $100,000 or greater as of December 31, 2014:

(dollars in thousands)	Maturity
	3 months or less	$80,470
	Over 3 through 6 months	55,015
	Over 6 through 12 months	73,747
	Over 12 months	124,465
	Total	$333,697

Deposit funding is supplemented by additional sources of borrowings which include customer and wholesale repurchase agreements, short-term borrowings, FHLB advances, senior long-term debt, and subordinated debentures. In the aggregate, these funding sources totaled $1.7 billion at December 31, 2014, which was an increase of $438 million from December 31, 2013.

(dollars in thousands)	December 31, 2014		December 31, 2013
	Average Balance	Annual Cost	Average Balance	Annual Cost
Customer repurchase agreements	$555,954	0.29%	$529,770	0.34%
Repurchase agreements	28,836	4.87%	74,496	3.45%
Short-term borrowings	101	0.63%	9,680	0.42%
Federal Home Loan Bank advances	531,421	1.06%	269,488	2.35%
Senior long-term debt	36,644	4.34%	—	—%
Subordinated debentures accounted for at fair value	—	—%	11,807	7.85%
Subordinated debentures	77,321	2.75%	77,321	2.78%
Total borrowings and other debt obligations	$1,230,277	1.01%	$972,562	1.42%

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

Customer repurchase agreements are over-night instruments and have investment securities pledged as collateral.  The following table summarizes the Company’s non-FHLB short-term obligations.

(dollars in thousands)	At or For The Year Ended December 31,
	2014	2013	2012
Customer repurchase agreements
Balance at year-end	$607,705	$551,736	$560,065
Average during the year	555,954	529,770	533,325
Maximum month-end balance	607,705	554,483	560,065
Weighted average rate during the year	0.29%	0.34%	0.40%
Rate at December 31	0.29%	0.26%	0.37%

Short-term borrowings
Balance at year-end	$—	$—	$100,000
Average during the year	101	9,680	342
Maximum month-end balance	—	—	100,000
Weighted average rate during the year	0.63%	0.42%	0.29%
Rate at December 31	—%	—%	0.25%

Shareholders' Equity

Shareholders’ equity totaled $1.2 billion at December 31, 2014, an increase of $56.8 million from December 31, 2013. Activity during 2014 included:

•	Net income of $98.7 million;

•	Approximately 8 million shares, valued at $77.3 million, issued in the acquisition of TF Financial;

•	A decrease in accumulated other comprehensive loss of $10.2 million;

•	Shares issued under share-based plans, net of taxes, of $7.2 million;

•	The repurchase of approximately 7.3 million common shares at a cost of $78.5 million; and

•	Cash dividends on common stock of $58.0 million.

For the year ended December 31, 2014, accumulated other comprehensive loss decreased by $10.2 million to $11.0 million, compared to accumulated other comprehensive loss of $21.2 million for the year ended December 31, 2013, primarily due to:

•	A $22.2 million decrease in accumulated other comprehensive loss related to the increase in the fair value of investment securities available-for-sale; and

•	An increase of $9.8 million in accumulated other comprehensive loss related to the change in the unfunded portion of the Company’s pension plan obligation.

RESULTS OF OPERATIONS

Net Interest Income

The following table presents average balances, average yields, and net interest margin information for the years ended December 31, 2014, 2013 and 2012.  Interest income and yields are presented on a fully taxable equivalent (“FTE”) basis using a statutory tax rate of 35%. Net interest margin is expressed as net interest income (FTE) as a percentage of average total interest earning assets.

Average Balances, Average Rates, and Net Interest Margin*

	Year Ended December 31,
(dollars in thousands)	2014			2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Interest earning deposits at banks	$86,737	$143	0.16%	$101,603	$203	0.20%	$285,956	$1,370	0.48%
U.S. Government agencies	1,951	37	1.90%	971	33	3.40%	2,288	59	2.58%
Mortgage-backed securities/collateralized mortgage obligations	1,740,984	40,160	2.31%	1,607,834	36,761	2.29%	1,506,502	39,018	2.59%
State and municipal*	605,550	39,497	6.52%	656,696	43,186	6.58%	726,214	47,235	6.50%
Other bonds and securities	75,391	4,184	5.55%	72,523	2,702	3.73%	82,587	2,647	3.21%
Total investments	2,423,876	83,878	3.46%	2,338,024	82,682	3.54%	2,317,591	88,959	3.84%
Commercial loans *	3,739,263	145,326	3.89%	3,562,006	148,728	4.18%	3,465,353	165,623	4.78%
Installment loans	1,066,763	43,314	4.06%	1,014,648	42,970	4.23%	1,019,909	44,037	4.32%
Mortgage loans	705,846	31,394	4.45%	661,952	30,853	4.66%	708,114	35,455	5.01%
Total loans	5,511,872	220,034	3.99%	5,238,606	222,551	4.25%	5,193,376	245,115	4.72%
Total earning assets	8,022,485	304,055	3.79%	7,678,233	305,436	3.98%	7,796,923	335,444	4.30%
Allowance for loan losses	(92,384)			(106,437)			(120,572)
Non-interest earning assets	779,528			758,645			747,971
Total assets	$8,709,629			$8,330,441			$8,424,322

Interest Bearing Liabilities:
Interest bearing deposits	$5,258,171	$18,543	0.35%	$5,207,847	$22,379	0.43%	$4,988,850	$26,822	0.54%
Customer repurchase agreements	555,954	1,624	0.29%	529,770	1,805	0.34%	533,325	2,116	0.40%
Repurchase agreements	28,836	1,406	4.87%	74,496	2,571	3.45%	80,820	3,475	4.30%
Short-term borrowings	101	1	0.63%	9,680	41	0.42%	342	1	0.29%
Federal Home Loan Bank advances	531,421	5,612	1.06%	269,488	6,329	2.35%	537,569	22,983	4.28%
Senior long-term debt	36,644	1,592	4.34%	—	—	—%	—	—	—%
Subordinated debentures	77,321	2,127	2.75%	89,128	3,092	3.47%	144,451	7,425	5.14%
Total interest bearing liabilities	6,488,448	$30,905	0.48%	6,180,409	$36,217	0.59%	6,285,357	62,822	1.00%
Non-interest bearing deposits	1,014,758			933,849			882,140
Other non-interest bearing liabilities	92,888			85,893			57,878
Total liabilities	7,596,094			7,200,151			7,225,375
Equity	1,113,535			1,130,290			1,198,947
Total liabilities and equity	$8,709,629			$8,330,441			$8,424,322
NET INTEREST INCOME/MARGIN (FTE)		273,150	3.40%		269,219	3.51%		272,622	3.50%
Tax equivalent interest		16,036			17,157			18,616
Net interest income		$257,114			$252,062			$254,006

*Fully taxable equivalent basis, using a 35% statutory tax rate.
Average loan balances include non-accruing loans and average net fees and costs.

The following table allocates changes in FTE interest income and interest expense based upon volume and rate changes. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated proportionately.

(dollars in thousands)
	2014 compared to 2013			2013 compared to 2012
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest earning deposits at banks	$(27)	$(33)	$(60)	$(613)	$(554)	$(1,167)

U.S. Government agencies	23	(19)	4	(41)	15	(26)
Mortgage-backed securities/collateralized mortgage obligations	3,069	330	3,399	2,511	(4,768)	(2,257)
State and municipal	(3,339)	(350)	(3,689)	(4,566)	517	(4,049)
Other bonds and securities	111	1,371	1,482	(345)	400	55
Total investments	(136)	1,332	1,196	(2,441)	(3,836)	(6,277)

Commercial loans	7,187	(10,589)	(3,402)	4,514	(21,409)	(16,895)
Installment loans	2,157	(1,813)	344	(226)	(841)	(1,067)
Mortgage loans	1,990	(1,449)	541	(2,234)	(2,368)	(4,602)
Total loans	11,334	(13,851)	(2,517)	2,054	(24,618)	(22,564)
Total interest income	$11,171	$(12,552)	$(1,381)	$(1,000)	$(29,008)	$(30,008)

Interest expense:
Interest bearing deposits	$214	$(4,050)	$(3,836)	$1,135	$(5,578)	$(4,443)
Customer repurchase agreements	85	(266)	(181)	(14)	(297)	(311)
Repurchase agreements	(1,961)	796	(1,165)	(257)	(647)	(904)
Short-term borrowings	(53)	13	(40)	40	—	40
Federal Home Loan Bank advances	3,990	(4,707)	(717)	(8,748)	(7,906)	(16,654)
Senior long-term debt	1,592	—	1,592	—	—	—
Subordinated debentures	(377)	(588)	(965)	(2,343)	(1,990)	(4,333)
Total borrowed funds	3,276	(4,752)	(1,476)	(11,322)	(10,840)	(22,162)
Total interest expense	3,490	(8,802)	(5,312)	(10,187)	(16,418)	(26,605)
Increase (decrease) in net interest income (FTE)	$7,681	$(3,750)	$3,931	$9,187	$(12,590)	$(3,403)

Results for the year ended December 31, 2014 compared to December 31, 2013

Fully taxable equivalent net interest income for the comparative periods increased by $3.9 million to $273 million for the twelve months ended December 31, 2014. This increase was driven by an increase of $7.7 million related to volume, primarily as a result of the acquisition of TF Financial, partially offset by a decrease of $3.8 million related to rate as the Company's net interest margin was 3.40% for 2014 compared to 3.51% for 2013. Despite a prolonged low interest rate environment, the Company continued to effectively manage its net interest margin and 2014 reflects the impact of a $125 million debt issuance aimed at enhancing the Company's strategic flexibility.

Results for the year ended December 31, 2013 compared to December 31, 2012

During 2013, the Company has undertaken various initiatives to manage the impact of prolonged low interest rates on net interest income. As a result, the Company's net interest margin remained stable at 3.51% for the twelve months ended December 31, 2013, as compared to 3.50% for the prior year period. However, fully taxable equivalent net interest income for the comparative period declined by $3.4 million, or 1.25%, to $269 million for the twelve months ended December 31, 2013. The following initiatives were employed to mitigate the decrease to net interest income during the twelve months ended December 31, 2013.

•
Deposit pricing initiatives resulted in a 10 basis point reduction to the cost of deposits for the year-ended December 31, 2013, as the Company's average deposit rate declined to 0.36%. The decline in deposit cost reduced interest expense by $5.6 million and was partially offset by an increase in average deposit balances which increased total deposit cost by $1.1 million for the year-ended December 31, 2013 when compared to December 31, 2012.

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

Provision for Loan Losses

The provision for loan losses remained relatively stable at $5.8 million for 2014, compared to $5.3 million for 2013, and significantly lower than the $8.0 million recognized in 2012. The lower levels of provision expense continued in 2014 as asset quality remained strong. Originated classified loans declined 20.0% to $153 million, or 2.75% of total originated loans at December 31, 2014 from $192 million, or 3.59% of total originated loans at December 31, 2013. The improvement in classified loans and other asset quality measures such as net charge-off levels led to a corresponding decline of the allowance, which totaled $90.7 million at December 31, 2014. The allowance as a percentage of non-performing loans decreased to 153% at December 31, 2014 from 183% at December 31, 2013, and the allowance to total originated loans totaled 1.63% at the end of 2014 compared to 1.81% at the end of 2013. For additional analysis of the allowance refer to “Loans and Allowance for Loan Losses.”

Non-Interest Income and Expenses

(dollars in thousands)
	Year Ended December 31,			2014 Compared to 2013		2013 Compared to 2012
NON-INTEREST INCOME	2014	2013	2012	Increase (Decrease)		Increase (Decrease)
Wealth management	$28,067	$27,309	$24,629	$758	2.8%	$2,680	10.9%
Service charges on deposit accounts	14,469	15,234	15,863	(765)	(5.0)%	(629)	(4.0)%
Insurance commissions and fees	12,814	12,692	12,858	122	1.0%	(166)	(1.3)%
Cash management and electronic banking fees	19,066	18,914	18,514	152	0.8%	400	2.2%
Mortgage banking	3,852	6,500	7,640	(2,648)	(40.7)%	(1,140)	(14.9)%
Bank owned life insurance	4,995	5,116	5,109	(121)	(2.4)%	7	0.1%
Earnings (losses) of unconsolidated investments	(549)	710	1,487	(1,259)	NM	(777)	(52.3)%
Gain on sale of non-performing loans	946	—	—	946	NM	—	NM
Other operating income	8,494	9,427	9,458	(933)	(9.9)%	(31)	(0.3)%
Net gains from fair value changes on subordinated debentures	—	2,111	683	(2,111)	NM	1,428	NM
Net gains (losses) on sales of investment securities	21	54	(119)	(33)	(61.1)%	173	NM
Net impairment losses on investment securities	—	—	(154)	—	NM	154	NM
Total non-interest income	$92,175	$98,067	$95,968	$(5,892)	(6.0)%	$2,099	2.2%

"NM" - Denotes a value displayed as a percentage change is not meaningful

Non-interest income for the year ended December 31, 2014 compared to 2013

Non-interest income totaled $92.2 million for 2014, compared to $98.1 million in 2013. The $5.9 million, or 6.0%, decrease in non-interest income was primarily due to the following items:

Increases:

•	Wealth management income increased $0.8 million, or 2.8%, to $28.1 million for 2014, compared to $27.3 million for 2013.

•	The Company recognized a $0.9 million gain on the sale of non-performing loans in 2014.

Decreases:

•
Mortgage banking income in 2014 totaled $3.9 million, a $2.6 million decrease compared to 2013, as residential mortgage activity declined during 2014 due to lower levels of refinance activity in the marketplace.

•	Earnings on unconsolidated investments decreased $1.3 million to a loss of $0.5 million for 2014, as the timing of the mezzanine debt fund activities and "exits" vary.

•	In 2013, the Company recorded a gain of $2.1 million from the redemption of the Company's subordinated debentures accounted for at fair value (formerly Nasdaq: "NPBCO").

•	Other operating income decreased by $0.9 million across various categories.

Non-interest income for the year ended December 31, 2013 compared to 2012

Non-interest income totaled $98.1 million for 2013, compared to $96.0 million in 2012. The $2.1 million, or 2.2% increase in non-interest income was primarily due to the following items:

Increases:

•	Wealth management income increased $2.7 million, or 10.9% to $27.3 million for 2013, compared to $24.6 million for 2012.

•
Upon the redemption of NPB Capital Trust II in the first quarter of 2013, the Company recognized a gain of $2.1 million for the difference in the fair value of the securities at redemption and their par value. Net gains from fair value changes on the Company's subordinated debentures in 2012 totaled $0.7 million.

Decreases:

•	Mortgage banking income in 2013 totaled $6.5 million, a $1.1 million decrease compared to 2012, as residential mortgage activity declined during 2013 due to increasing long-term interest rates.

•	Earnings on unconsolidated investments decreased $0.8 million to $0.7 million for 2013, as the timing of the mezzanine debt fund activities and "exits" vary.

(dollars in thousands)
	Year Ended December 31,			2014 Compared to 2013		2013 Compared to 2012
NON-INTEREST EXPENSE	2014	2013	2012	Increase (Decrease)		Increase (Decrease)
Salaries, wages and employee benefits	$115,579	$117,000	$124,959	$(1,421)	(1.2)%	$(7,959)	(6.4)%
Premises and equipment	31,944	30,447	28,824	1,497	4.9%	1,623	5.6%
FDIC insurance	5,001	5,467	4,896	(466)	(8.5)%	571	11.7%
Other operating expenses	55,921	58,109	51,631	(2,188)	(3.8)%	6,478	12.5%
Acquisition related expenses	2,878	—	—	2,878	NM	—	NM
Loss on debt extinguishment	—	64,888	—	(64,888)	NM	64,888	NM
Corporate reorganization expense	—	6,000	—	(6,000)	NM	6,000	NM
Total non-interest expense	$211,323	$281,911	$210,310	$(70,588)	(25.0)%	$71,601	34.0%

Operating expenses (e)	$208,445	$211,023	$210,310	$(2,578)	(1.2)%	$713	0.3%
Adjusted revenue (e)	$365,304	$365,121	$368,180	$183	0.1%	$(3,059)	(0.8)%
Efficiency Ratio (e)	57.06%	57.80%	57.12%

"NM" - Denotes a value displayed as a percentage change is not meaningful
(e) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 7.

Non-interest expense for the year ended December 31, 2014 compared to 2013

Non-interest expense totaled $211 million for the twelve months ended December 31, 2014, compared to $282 million for the comparable period in 2013. This decrease is comprised of the following:

•
Operating expenses(e), exclusive of one-time items, of $208 million for 2014 decreased by $2.6 million from 2013 as a result of the Company's corporate reorganization in 2014, net of additional operating expenses related to TF Financial. The efficiency ratio(e) of 57.06% for 2014 remained relatively consistent with 57.80% for 2013.

•
Non-interest expense for the twelve months ended December 31, 2013 included a $64.9 million loss on debt extinguishment related to the repayment of $400 million of FHLB advances, coupled with a corporate reorganization expense of $6.0 million. The twelve months ended December 31, 2014 included $2.9 million of acquisition related expenses.

Non-interest expense for the year ended December 31, 2013 compared to 2012

Non-interest expense, inclusive of a loss on debt extinguishment of $64.9 million, and a corporate reorganization expense of $6.0 million, totaled $282 million for the twelve months ended December 31, 2013, compared to $210 million for the prior year period. The 2013 loss on debt extinguishment is related to the repayment of $400 million of FHLB advances. The corporate reorganization expense was part of a previously announced initiative to rationalize the current expense base, including the consolidation of branch and administrative facilities. The change in salaries, wages and employee benefits expense is primarily the result of a reclassification of deferred loan origination fees and costs to this item in 2013 compared to their inclusion in other operating expenses in prior periods. Continued focus on expense controls resulted in stable operating expenses(e)of $211 million, as demonstrated by an efficiency ratio(e) of 57.80% for 2013, consistent with 57.12% for the prior year period. Operating expenses for 2013 increased less than 1%, compared to 2012.

Income Tax Expense

Income tax expense for 2014 was $33.5 million, compared to $9.6 million for 2013 and $32.8 million for 2012. The twelve months ended December 31, 2013 included a $22.7 million income tax benefit related to the loss incurred up on the extinguishment of $400 million of FHLB advances. The effective tax rate of 25.3% in 2014 is comparable to the prior period rate, exclusive of the prior year tax benefit. The Company’s net deferred tax asset (“DTA”) decreased to $57.5 million at December 31, 2014, primarily resulting from fluctuations in interest rates which impacted the fair value of the available-for-sale investment portfolio and an increase in current period net income when compared to the prior year.

Income tax expense for 2013 was $9.6 million, compared to $32.8 million for 2012. During 2013, pre-tax income decreased due to the debt extinguishment and restructuring charges, resulting in an effective tax rate of 15.2% compared to 24.9% for 2012. Exclusive of non-recurring items, the effective tax rates in 2013 and 2012 were comparable. The Company’s net deferred tax asset (“DTA”) increased to $76.6 million at December 31, 2013 from $51.4 million at December 31, 2012, primarily from a decrease in the fair value of investment securities available-for-sale.

Each quarter, the Company evaluates the realizability of the DTA. As of December 31, 2014, the Company concluded that the DTA was realizable, and a valuation allowance was not required. In reaching this conclusion, management carefully weighed both positive and negative evidence. As of and for the twelve months ended December 31, 2014, the Company has performed in line with management projections and is not in a cumulative pre-tax loss position. Therefore, management believes the DTA is fully realizable.

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

The Company’s largest and primary source of liquidity is deposits from retail, corporate and institutional banking customers. The Company also utilizes a mix of short- and long-term wholesale funding providers when funding demands exceed available funds from normal deposit gathering efforts. Wholesale funding includes correspondent bank borrowings, secured borrowing lines from the FHLB, the Federal Reserve Bank of Philadelphia and, at times, brokered time deposits, or other similar sources. Over the past few years, the Company has reduced its wholesale funding, due to stable and improving deposit funding and managed declines in total assets. At December 31, 2014, the Company had $2.5 billion of liquidity available including unencumbered deposits. Additionally, the Company has the ability to borrow from the Federal Reserve Bank via the discount window. Refer to "Liabilities" within Item 7 of this Report for additional details.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2014:

		Payments Due by Period:
			After One	After Three
(dollars in thousands)		One Year	Year to	Years to	More than
	Total	or Less	Three Years	Five Years	Five Years
Loan commitments	$1,960,419	$694,137	$276,113	$228,142	$762,027
Time deposits	1,225,661	740,514	283,382	201,478	287
Federal Home Loan Bank advances	910,378	780,000	75,175	45,157	10,046
Subordinated debentures	77,321	—	—	—	77,321
Letters of credit	152,714	120,235	32,414	51	14
Minimum annual rentals on non-cancelable operating leases	59,559	7,218	12,604	10,769	28,968
Total	$4,386,052	$2,342,104	$679,688	$485,597	$878,663

The Company does not presently have any commitments for significant capital expenditures.

As measured using the consolidated statement of cash flows, the Company's cash position increased by $130 million for the twelve months ended December 31, 2014 compared to a decrease of $145 million for the twelve months ended December 31, 2013. Operating activities generated $112 million of net cash for the twelve months ended December 31, 2014 compared to $162 million for the twelve months ended December 31, 2013. During the twelve months ended December 31, 2014, cash was deployed primarily in the following ways:

Investing activities

•	$381 million of investment security purchases

•	$234 million net increase in loans

Financing activities

•	$192 million net reduction in certificates of deposit

•	$78.5 million for the purchase of treasury stock

•	$58.0 million of cash dividends paid to common shareholders

•	$50.0 million reduction in repurchase agreements

During the twelve months ended December 31, 2014, cash was generated from the following additional sources:

Investing activities

•	$416 million of proceeds from maturities, repayments and sales of investment securities

Financing activities

•	$261 million increase in FHLB borrowings

•	$191 million increase in transaction and savings accounts

•	$125 million of proceeds from the issuance of senior notes

•	$56.0 million increase in customer repurchase agreements

Interest Rate Risk Management

The Company’s largest business segment is its community banking segment, whose business activities principally include accepting deposits and making loans.  As a result, the Company’s largest source of revenue is net interest income, which subjects it to movements in market interest rates.  Management’s objective for interest rate risk management is to understand the Company’s susceptibility to changes in interest rates and develop and implement strategies to minimize volatility while maximizing net interest income.  The Board of Directors establishes policies that govern interest rate risk management.  This is accomplished via a centralized asset/liability management committee (“ALCO”).  ALCO is comprised of various members of the Company’s business lines who are responsible for managing the components of interest rate risk:

•	Timing differences between contractual maturities and or repricing of assets and liabilities (“gap risk”),

•	Risk that assets will repay or customers withdraw prior to contractual maturity (“option risk”),

•	Non-parallel changes in the slope of the yield curve (“yield curve risk”), and

•	Variation in rate movements of different indices (“basis risk”).

ALCO employs various techniques and instruments to implement its developed strategies.  These generally include one or more of the following:

•	Changes to interest rates offered on products,

•	Changes to maturity terms offered on products,

•	Changes to types of products offered,

•	Use of wholesale products such as advances from the FHLB or interest rate swaps,

•	Purchase or sale of investment securities, and/or

•	Other techniques as appropriate.

Interest rate sensitivity is a function of the repricing characteristics of the Company’s assets and liabilities. Minimizing the balance sheet’s maturity and repricing risk is a continual focus in a changing interest rate environment.

The Company uses a simulation model to identify and manage its interest rate risk profile.  The model measures projected net interest income “at-risk” and anticipated changes in net interest income for a rolling twelve month period.  The model is based on expected cash flows and repricing characteristics for all financial instruments at a point in time and incorporates Company-developed, market-based assumptions regarding the impact of changing interest rates on these financial instruments.

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

The following table demonstrates the anticipated impact of a parallel interest rate shift on the Company’s net interest income for the subsequent twelve months:

	Change in Net Interest Income
Change in Interest Rates	December 31,
(in basis points)	2014	2013
+300	3%	3%
+200	2%	2%
+100	1%	1%
-100	N/A *	N/A *

* Certain short-term interest rates are currently below 1%. Therefore, in a scenario where interest rates decline by 100 basis points, short-term interest rates decline to zero, resulting in a non-parallel downward shift. In this interest rate scenario, net interest income is estimated to decline for the subsequent twelve months by 1% and 2% based upon net interest income for the twelve months ended December 31, 2014 and 2013, respectively.

The Federal Reserve continues to be committed to policy accommodation with near zero rates as they remain patient for signs of meaningful signs of economic growth. ALCO forecasts net interest income and evaluates net interest income sensitivity on a continual basis, based on a variety of factors and assumptions.  ALCO believes an interest rate ramp over twelve months, as reflected for 2014 in the table above, is a more probable rate scenario than an instantaneous shock.  As illustrated in the table above based upon current interest rate modeling forecasts, inclusive of the incorporation of TF Financial, the Company has positioned itself to have a modest asset sensitivity interest rate risk profile.

The results of the net interest income analyses fall within the compliance guidelines established by ALCO and the Board of Directors.

Capital Adequacy

Information regarding the Company’s capital ratios are set forth in Footnote 16 to the consolidated financial statements included in Item 8 of this Report and is incorporated herein by reference.  Capital performance ratios for the Company can be found in Item 6 of this Report.

Quarterly Consolidated Financial Data (Unaudited)

The following table represents summarized quarterly financial data of the Company, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation:

(dollars in thousands, except per share data)	Three months ended
	December 31	September 30	June 30	March 31
2014
Interest income	$75,990	$71,368	$70,528	$70,133
Interest expense	8,346	7,138	7,577	7,844
Net interest income	67,644	64,230	62,951	62,289
Provision for loan losses	3,500	1,000	—	1,251
Gains (losses) on investment securities	13	—	—	8
Income before income taxes	32,860	33,943	35,233	30,179
Net income (loss)	24,477	25,320	26,199	22,710
Per Share Data:
Basic earnings	0.17	0.18	0.19	0.16
Diluted earnings	0.17	0.18	0.19	0.16
2013
Interest income	$72,085	$71,498	$72,101	$72,595
Interest expense	8,013	8,386	8,847	10,971
Net interest income	64,072	63,112	63,254	61,624
Provision for loan losses	1,000	1,250	1,500	1,500
Gains (losses) on investment securities	—	7	22	25
Income before income taxes	27,953	33,067	33,569	(31,621)
Net income	21,212	24,560	25,019	(17,404)
Per Share Data:
Basic earnings	0.15	0.17	0.17	(0.12)
Diluted earnings	0.15	0.17	0.17	(0.12)

Quarterly results were impacted by the acquisition of TF Financial Corporation on October 24, 2014.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information with respect to quantitative and qualitative disclosures about market risk can be found under "Liquidity, Commitments, Capital and Interest Rate Sensitivity" in Item 7 of this Report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
National Penn Bancshares, Inc.:
We have audited the accompanying consolidated balance sheets of National Penn Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 27, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
National Penn Bancshares, Inc.:
We have audited National Penn Bancshares, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 27, 2015

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in thousands)	December 31,
	2014	2013
ASSETS
Cash and due from banks	$110,784	$102,241
Interest-earning deposits with banks	303,055	181,282
Total cash and cash equivalents	413,839	283,523

Investment securities available-for-sale, at fair value	1,530,661	1,894,107
Investment securities held-to-maturity
(Fair value $949,935 and $452,202 for 2014 and 2013, respectively)	921,042	438,445
Other securities	67,512	63,746
Loans held-for-sale	4,178	4,951
Loans, net of allowance for loan losses of $90,675 and $96,367 for 2014 and 2013, respectively	6,051,604	5,236,901
Premises and equipment, net	116,414	96,232
Accrued interest receivable	29,491	27,130
Bank owned life insurance	171,775	147,869
Other real estate owned and other repossessed assets	4,867	1,278
Goodwill	302,244	258,279
Other intangible assets, net	8,757	6,854
Unconsolidated investments	8,124	8,713
Other assets	120,357	123,820
TOTAL ASSETS	$9,750,865	$8,591,848

LIABILITIES
Non-interest bearing deposits	$1,085,158	$970,051
Interest bearing deposits	5,644,587	5,102,527
Total deposits	6,729,745	6,072,578

Customer repurchase agreements	607,705	551,736
Repurchase agreements	—	50,000
Federal Home Loan Bank advances	910,378	603,232
Senior long-term debt	125,000	—
Subordinated debentures	77,321	77,321
Accrued interest payable and other liabilities	112,077	105,115
TOTAL LIABILITIES	8,562,226	7,459,982

SHAREHOLDERS' EQUITY
Common stock, no stated par value; authorized 250,000,000 shares, issued: December 31, 2014 - 152,267,942; December 31, 2013 - 152,310,162	1,390,130	1,387,966
Accumulated deficit	(135,246)	(175,990)
Accumulated other comprehensive (loss) income	(10,991)	(21,157)
Treasury stock: December 31, 2014 - 5,131,856 shares; December 31, 2013 - 6,511,411 shares	(55,254)	(58,953)
TOTAL SHAREHOLDERS' EQUITY	1,188,639	1,131,866
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,750,865	$8,591,848

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income

(dollars in thousands, except per share data)	Year Ended December 31,
	2014	2013		2012
INTEREST INCOME
Loans, including fees	$217,447	$220,158		$242,681
Investment securities
Taxable	45,453	40,497		42,725
Tax-exempt	24,976	27,421		30,052
Deposits with banks	143	203		1,370
Total interest income	288,019	288,279		316,828
INTEREST EXPENSE
Deposits	18,543	22,379		26,822
Customer repurchase agreements	1,624	1,805		2,116
Repurchase agreements	1,406	2,571		3,475
Short-term borrowings	1	41		1
Federal Home Loan Bank advances	5,612	6,329		22,983
Senior long-term debt	1,592	—		—
Subordinated debentures	2,127	3,092		7,425
Total interest expense	30,905	36,217		62,822
Net interest income	257,114	252,062		254,006
Provision for loan losses	5,751	5,250		8,000
Net interest income after provision for loan losses	251,363	246,812		246,006
NON-INTEREST INCOME
Wealth management	28,067	27,309		24,629
Service charges on deposit accounts	14,469	15,234		15,863
Insurance commissions and fees	12,814	12,692		12,858
Cash management and electronic banking fees	19,066	18,914		18,514
Mortgage banking	3,852	6,500		7,640
Bank owned life insurance	4,995	5,116		5,109
Earnings (losses) of unconsolidated investments	(549)	710		1,487
Gain on sale of non-performing loans	946	—		—
Other operating income	8,494	9,427		9,458
Net gains from fair value changes of subordinated debentures	—	2,111		683
Net gains (losses) on sales of investment securities	21	54		(119)
Impairment losses on investment securities
Impairment related losses on investment securities	—	—		(154)
Non credit-related losses on securities not expected to be sold recognized in other comprehensive income before tax	—	—		—
Net impairment losses on investment securities	—	—		(154)
Total non-interest income	92,175	98,067		95,968
NON-INTEREST EXPENSE
Salaries, wages and employee benefits	115,579	117,000		124,959
Premises and equipment	31,944	30,447		28,824
FDIC insurance	5,001	5,467		4,896
Other operating expenses	55,921	58,109		51,631
Acquisition related expenses	2,878	—		—
Loss on debt extinguishment	—	64,888		—
Corporate reorganization expense	—	6,000		—
Total non-interest expense	211,323	281,911		210,310
Income before income taxes	132,215	62,968		131,664
Income tax expense	33,509	9,581		32,754
NET INCOME	$98,706	$53,387		$98,910
PER SHARE OF COMMON STOCK
Basic earnings available to common shareholders	$0.70	$0.37		$0.66
Diluted earnings available to common shareholders	$0.70	$0.37		$0.66
Dividends paid in cash	$0.41	$0.30	(a)	$0.41	(a)

(a) In lieu of a 1st quarter 2013 cash dividend, the Company paid an additional dividend of $0.10 per share in the 4th quarter of 2012.

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollars in thousands)	2014			2013			2012
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
Net income	$132,215	$33,509	$98,706	$62,968	$9,581	$53,387	$131,664	$32,754	$98,910

Unrealized holding (losses) gains arising during the period	30,677	10,736	19,941	(81,099)	(28,385)	(52,714)	7,578	2,652	4,926
Less impairment losses on investment securities realized in net income	—	—	—	—	—	—	(154)	(54)	(100)
Less net gains (losses) on sales of investment securities realized in net income	21	7	14	54	19	35	(119)	(42)	(77)
Unrealized gains (losses) on investment securities	30,656	10,729	19,927	(81,153)	(28,404)	(52,749)	7,851	2,748	5,103

Pension adjustment	(15,016)	(5,255)	(9,761)	11,174	3,911	7,263	(2,412)	(844)	(1,568)
Other comprehensive income (loss)	15,640	5,474	10,166	(69,979)	(24,493)	(45,486)	5,439	1,904	3,535

Total comprehensive income (loss)	$147,855	$38,983	$108,872	$(7,011)	$(14,912)	$7,901	$137,103	$34,658	$102,445

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity

(dollars in thousands, except share data)	Common		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Value				Total
Balance at December 31, 2011	151,883,036	$1,383,082	$(223,189)	$20,794	$—	$1,180,687

Comprehensive income:
Net income			98,910			98,910
Other comprehensive income, net of taxes				3,535		3,535
Total comprehensive income						102,445
Cash dividends declared - common			(61,401)			(61,401)
Shares issued under share-based plans, net of excess tax benefits	780,549	4,562			2,530	7,092
Treasury shares purchased	(7,500,000)				(67,531)	(67,531)
Balance at December 31, 2012	145,163,585	$1,387,644	$(185,680)	$24,329	$(65,001)	$1,161,292

Comprehensive income:
Net income			53,387			53,387
Other comprehensive income, net of taxes				(45,486)		(45,486)
Total comprehensive income						7,901
Cash dividends declared - common			(43,697)			(43,697)
Shares issued under share-based plans, net of excess tax benefits	635,166	322			6,048	6,370
Treasury shares purchased	—					—
Balance at December 31, 2013	145,798,751	$1,387,966	$(175,990)	$(21,157)	$(58,953)	$1,131,866

Comprehensive income:
Net income			98,706			98,706
Other comprehensive income, net of taxes				10,166		10,166
Total comprehensive income						108,872
Cash dividends declared - common			(57,962)			(57,962)
Shares issued under share-based plans, net of excess tax benefits	595,535	1,585			5,569	7,154
Treasury shares purchased	(7,289,155)				(78,549)	(78,549)
Common stock issued, business combination	8,030,953	579			76,679	77,258
Balance at December 31, 2014	147,136,084	$1,390,130	$(135,246)	$(10,991)	$(55,254)	$1,188,639

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(dollars in thousands)	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$98,706	$53,387	$98,910
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,751	5,250	8,000
Depreciation and amortization	12,096	13,000	17,392
Amortization of premiums and discounts on investment securities, net	646	2,622	3,923
(Gains) losses from sale of investment securities, net	(21)	(54)	119
Impairment of investment securities	—	—	154
Increase in fair value of subordinated debentures	—	(2,111)	(683)
Bank owned life insurance policy income	(4,995)	(5,116)	(5,109)
Share-based compensation expense	4,315	3,309	3,513
Unconsolidated investment distributions (gains), net	589	2,634	826
Loans originated for resale	(100,253)	(177,012)	(237,115)
Proceeds from sale of loans originated for resale	103,966	191,556	240,904
Proceeds from sale of non-performing loans	3,046	—	—
Gains on sale of loans, net	(2,939)	(5,165)	(5,903)
Gains on sale of non-performing loans, net	(946)	—	—
(Gains) losses on sale of other real estate owned, net	(144)	(332)	1,287
(Gains) losses on sale of buildings	(122)	(301)	—
Loss on debt extinguishment	—	64,888	—
Changes in assets and liabilities:
Decrease in accrued interest receivable	73	1,396	2,465
Increase (decrease) in accrued interest payable	390	(1,578)	(4,528)
Decrease (increase) in other assets	4,494	(13,740)	13,096
(Decrease) increase in other liabilities	(12,519)	29,424	29,857
Net cash provided by operating activities	112,133	162,057	167,108
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of investment securities held-to-maturity	97,633	25,499	31,937
Proceeds from maturities and repayments of investment securities available-for-sale	279,208	433,200	402,516
Proceeds from sale of investment securities available-for-sale	39,346	3,432	1,876
Purchase of investment securities available-for-sale	(378,375)	(612,024)	(455,459)
Purchase of investment securities held-to-maturity	(2,568)	—	—
(Purchases of) proceeds from sale of other securities	(3,766)	4,614	2,158
Proceeds from sale of loans previously held-for-investment	3,384	3,764	2,735
Increase in loans	(233,578)	(131,552)	(79,429)
Purchases of premises and equipment	(22,850)	(9,590)	(9,819)
Proceeds from sale of other real estate owned	1,975	3,317	5,740
Proceeds from sale of buildings	4,183	868	—
Acquisitions, net of cash and cash equivalents	(24,302)	—	—
Net cash used in investing activities	(239,710)	(278,472)	(97,745)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in transaction and savings accounts	190,655	321,512	202,812
Net decrease in time deposits	(191,920)	(184,499)	(142,066)
Net increase (decrease) in customer repurchase agreements	55,969	(8,329)	36,087
(Decrease) increase in short-term borrowings	—	(100,000)	100,000
Decrease in repurchase agreements	(50,000)	(25,000)	(10,000)
Net increase (decrease) in FHLB advances	261,408	73,597	(154,032)
Repayment of subordinated debentures	—	(65,206)	—
Proceeds from senior long-term debt	125,000	—	—
Proceeds from shares issued, share-based plans	3,365	3,428	3,565
Excess tax benefit (expense) on share-based plans	(73)	4	(191)
Purchase of treasury stock	(78,549)	—	(67,531)
Cash dividends, common	(57,962)	(43,697)	(61,401)
Net cash provided by (used in) financing activities	257,893	(28,190)	(92,757)
Net increase (decrease) in cash and cash equivalents	130,316	(144,605)	(23,394)
Cash and cash equivalents at beginning of year	283,523	428,128	451,522
Cash and cash equivalents at end of year	$413,839	$283,523	$428,128

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Supplemental Cash Flow Disclosures

The Company considers cash and due from banks and interest bearing deposits with banks as cash equivalents for the purposes of reporting cash flows.  Cash paid for interest and taxes is as follows:

(dollars in thousands)	Year Ended December 31,
	2014	2013	2012
Interest	$29,856	$37,796	$67,351
Income taxes	$26,416	$5,694	$22,281

Acquisitions of noncash assets and liabilities:
Assets acquired	$772,391	—	—
Liabilities assumed	$709,645	—	—

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

National Penn Bancshares, Inc. (the “Company” or “National Penn”), primarily through its national bank subsidiary, National Penn Bank (“NPB”) serves residents and businesses primarily in eastern and central Pennsylvania.  NPB, which has 127 retail branch office locations (119 in Pennsylvania, 7 in New Jersey, and 1 in Cecil County, Maryland), is a locally managed community bank providing commercial banking products, primarily loans and deposits.

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

Advertising Costs

Advertising costs are recorded in the period they are incurred within other operating expenses in non-interest expense in the consolidated statement of income. Advertising expense was $6.0 million, $5.5 million, and $5.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits with banks comprise “cash and cash equivalents” on the consolidated balance sheet and statement of cash flows.  Cash held on deposit with other financial institutions is in excess of FDIC insurance limits.

The Company is required to maintain cash reserves that are considered restrictions on cash and due from banks shown on our consolidated balance sheet. These restrictions consist of required reserves with the Federal Reserve Bank related to our deposit liabilities and cash collateral related to letters of credit and interest rate swaps with financial institution counterparties. Total restricted cash was $75.3 million and $52.4 million for the years ended December 31, 2014 and 2013, respectively.

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

Transfers of debt securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in other comprehensive income and in the carrying value of the held-to-maturity securities. Such amounts are amortized over the remaining life of the security. Debt securities originally classified as available-for-sale and which have been subsequently reclassified as held-to-maturity are recorded at carrying value on the consolidated balance sheet. The carrying value of reclassified securities represents their amortized cost as well as any remaining unamortized unrealized holding gain or loss.

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

Other investments are comprised of Federal Home Loan Bank ("FHLB") of Pittsburgh stock and Federal Reserve Bank stock. Federal Reserve Bank stock is an equity interest in the Philadelphia Federal Reserve Bank that is required of member banks. The required subscription for Federal Reserve Bank stock is equal to 6% of National Penn Bank’s capital and surplus. The stock is not transferable and additional purchases or cancellations of the stock are transacted directly with the Federal Reserve Bank of Philadelphia. FHLB stock is an equity interest that can be sold only to the issuing FHLB at its par value. Because ownership of these securities is restricted, they do not have a readily determinable fair value. As such, the Company’s other investments are recorded at cost or par value and are evaluated for impairment each reporting period by considering the ultimate recoverability of the investment rather than temporary declines in value.  The Company’s evaluation primarily includes an evaluation of liquidity, capitalization, operating performance, commitments, and regulatory or legislative events.

Loans and Leases

Loans that management has the intent to hold for the foreseeable future or until maturity or payoff are considered held for investment and are reported at the amount of unpaid principal, net of unearned income, unamortized deferred fees and origination costs, and commitment fees. The Company also estimates an allowance for loan losses, which is netted from the carrying amount of loans presented on the consolidated balance sheet. Interest on loans is calculated based upon the principal amount outstanding. Net deferred fees on Company originated loans, consisting of origination and commitment fees and direct loan origination costs, are amortized over the contractual life of the related loans using the interest method, which results in an adjustment of the related loan’s yield.

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

Purchased Loans

Purchased loans are initially recorded at their acquisition date fair values. Fair values for purchased loans are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, default rates, loss severity, collateral values, discount rates, payment speeds, prepayment risk, and liquidity risk. No allowance for loan loss is recognized at the date of acquisition for purchased loans.

Purchased loans which have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, are considered to be “purchased credit impaired loans.” For purchased credit impaired (“PCI”) loans, the difference between the undiscounted cash flows expected at acquisition and the investment in the loans, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loans over their remaining lives. Decreases in expected cash flows due to an inability to collect contractual cash flows are recognized as impairment through the provision for loan losses account. Any allowance for loan loss on these loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). Any disposals of loans, including sales of loans, payments in full or foreclosures result in the derecognition of the loan at its carrying value with differences in actual results reflected in interest income.

Premiums and discounts related to purchased loans which did not have evidence of credit quality deterioration since origination at acquisition are included or netted with the balance of unpaid principal on the consolidated balance sheet and are also deferred and amortized over the contractual life of the loan using the interest method. Subsequent to the acquisition or purchase date, the method used to evaluate the sufficiency of the credit discount is similar to originated loans, and if necessary, additional reserves are recognized in the allowance for loan losses.

Loans Held-For-Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on the consolidated balance sheet, and these loans are traditionally sold servicing released. The fair value of loans held-for-sale is estimated based upon the contractually agreed upon sales price to investors. Write-downs to fair value, if any, are reflected through a valuation allowance netted from the cost basis of the loans on the consolidated balance sheet and a related expense recorded as a reduction to mortgage banking income in the consolidated statement of income. At disposition, the difference between the net proceeds received and the carrying value of the loan is recorded as a gain or loss within mortgage banking income in the consolidated statement of income. Estimated credit losses, if any, on loans transferred to held-for-sale, which management previously intended to hold for investment, are charged to the allowance at the time of transfer. Non-credit related losses, if any, or subsequent gains or losses upon disposition are recorded in other operating income within non-interest income on the consolidated statement of income. Valuations of non-mortgage loans transferred to held-for-sale are performed on an individual basis.

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

Allowance for Loan Losses

Management conducts an analysis of the loan portfolio to estimate the amount of the allowance for loan losses ("allowance") which is adequate to absorb inherent losses on existing loans. The allowance is established through a provision for loan losses charged as an expense in the consolidated statement of income. Loans are charged-off to the allowance when management believes that the collectability of the principal is less than probable and sufficient information exists to make a reasonable estimate of the inherent loss or a loss event has been confirmed.

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

Consumer loans are charged-off when they become non-performing, which is when they become 90 days or more past due. At that time, the amount of the estimated collateral deficiency, if any, is charged-off for loans secured by collateral, all other loans are charged-off in full. Loans in which the borrower is in bankruptcy are charged-off within 60 days of receipt of notification of the bankruptcy filing or within the timeframes specified in policy, whichever is shorter, unless it can be established that repayment is likely to occur. Loans with collateral are charged-down to the estimated fair value of collateral, less costs to sell.

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

In performing the two-step goodwill impairment analysis, if necessary, the estimated fair value of each reporting unit is compared to its carrying value, inclusive of the goodwill assigned to it. If the carrying value of a reporting unit exceeds the estimated fair value, an indicator of goodwill impairment exists and a second step is performed to determine if any goodwill impairment exists. In the second step, the Company calculates the implied value of goodwill by emulating a business combination for each reporting unit. This step subtracts the estimated fair value of net assets in the reporting unit from the step one estimated fair value to determine the implied value of goodwill. If the implied value of goodwill exceeds the carrying value of goodwill allocated to the reporting unit, goodwill is not impaired, but if the implied value of goodwill is less than the carrying value of the goodwill allocated to the reporting unit, an impairment charge is recognized for the difference in the consolidated statement of income with a corresponding reduction to goodwill on the consolidated balance sheet. The Company’s business segments are its reporting units which are "Community Banking" and "Other" for purposes of the goodwill impairment analysis.

In performing its analysis of goodwill impairment, the Company makes significant judgments, particularly with respect to estimating the fair value of each reporting unit and if the second step is required, estimating the fair value of net assets. The Company evaluates each reporting unit and estimates a fair value as though it were an acquirer. The estimates utilize historical data, cash flows, and market and industry data specific to each reporting unit. Industry and market data is used to develop material assumptions such as transaction multiples, required rates of return, control premiums, costs and synergies of a transaction, and capitalization.

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

Unconsolidated Investments Under the Equity Method

The Company invests in partnerships and other non-consolidated businesses and, depending upon the nature and/or ownership interest held, may elect to account for these investments using the equity method. The Company’s proportionate share of income or loss on equity method investments is recorded in non-interest income in the consolidated statement of income using the accrual basis of accounting. Cash received by the Company for dividends or distributions on these investments reduces the carrying value of the equity method investment on the consolidated balance sheet. These investments are reviewed at least annually for other-than-temporary declines below the investment’s carrying value. Consideration is given to a number of variables, including any expected tax credits or other similar benefits from each investment. Impairment charges are recorded as a reduction to the investment’s carrying value on the consolidated balance sheet and to non-interest income in the consolidated statement of income.

Repurchase Agreements

The Company’s repurchase agreements are secured borrowing transactions collateralized by investment securities. The Company sells investment securities to counterparties for cash with an agreement to repurchase the exact or substantially the same securities at a specified date. On the trade date, the Company records a liability on the consolidated balance sheet for the amount for which securities will be subsequently reacquired, including accrued interest, based upon the contractual term of the transaction. Interest expense from repurchase agreements is recognized on the accrual basis of accounting in the consolidated statement of income.

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

Senior Long-term Debt

On September 16, 2014, the Company issued $125 million aggregate principal amount of unsecured, fixed rate senior notes with a maturity date of September 30, 2024. The notes bear an annual fixed interest rate of 4.25%, and are payable, as to interest, on March 30th and September 30th of each year, commencing March 30, 2015. Interest expense related to the notes is recognized on the accrual basis of accounting in the consolidated statement of income.

Issuance costs incurred in relation to the notes is being amortized over the life of the notes as an increase to interest expense in the consolidated statement of income using the interest method. The unamortized portion of the issuance costs is included within other assets on the consolidated balance sheet.

Subordinated Debentures

The Company has four established statutory business Trusts: NPB Capital Trust III, NPB Capital Trust IV, NPB Capital Trust V and NPB Capital Trust VI (“Trusts”). The Company owns all of the common capital securities of the Trusts. The Trusts issued preferred capital securities to investors and invested the proceeds in junior subordinated debentures issued by the Company. These debentures are the sole assets of the Trusts, which are considered variable interest entities. The Company is not the variable interest holder, and as such does not consolidate the Trusts. The liabilities to the Trusts are reflected as subordinated debentures on the Company’s consolidated balance sheet, and the common capital securities are included in other assets. Interest is paid on amounts borrowed from the Trusts and recorded in interest expense in the consolidated statement of income on the accrual basis of accounting.

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

The Company’s maximum exposure to the Trusts is $75 million, which is the Company’s liability to the Trusts.

Employee Benefit Plans

The Company accrues for benefits to employees and executive officers resulting from established plans and other contracts which are generally non-contributory. The benefits associated with these arrangements and plans are earned over a service period, and the Company estimates the amount of expense applicable to each plan or contract and includes it in salaries, wages and employee benefits expense in the consolidated statement of income for each period. The estimated obligations for the plans and contracts are reflected as liabilities on the consolidated balance sheet. The determination of each obligation and the related expense is based upon formulas in plan documents or agreements, but also requires judgment on the part of the Company to determine the assumptions applied to each formula. In addition, for the non-contributory pension plan there are amounts included in accumulated other comprehensive income (loss) related to certain costs which require recognition over the course of several reporting periods.

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

Deferred tax assets are recorded on the consolidated balance sheet at net realizable value. The Company periodically performs an assessment to evaluate the amount of deferred tax assets it is more likely than not to realize. The realization of deferred tax assets is dependent upon the amount of taxable income expected in future periods, as tax benefits require taxable income to be realized. If a valuation allowance is required, the deferred tax asset on the consolidated balance sheet is reduced via a corresponding income tax expense in the consolidated statement of income.

The Company recognizes the benefit of a tax position in the financial statements only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. For these analyses, the Company may engage attorneys to provide opinions related to certain positions. Any interest and penalties related to uncertain tax positions, when applicable, is recognized in income tax expense in the consolidated statement of income.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. The Company uses the same credit policies in making commitments and contractual obligations as it does for on-balance-sheet instruments. For interest rate swaps, the contract or notional amounts do not represent exposure to credit loss, but rather the credit risk is consistent with the estimated fair value due from counterparties to these contracts. The Company controls the credit risk of its interest rate swap agreements through credit approvals, limits and monitoring procedures. The Company reflects its estimate of credit risk for these instruments (including unfunded commitments, letters of credit, and interest rate swaps) in other liabilities on the consolidated balance sheet with the corresponding expense recorded in other operating expenses in the consolidated statement of income.

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

The Company enters into interest rate swaps ("swaps") to facilitate customer transactions and meet their financing needs. These swaps are considered derivatives, but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them. To mitigate the interest rate risk, the Company enters into offsetting interest rate swaps with counterparties. The counterparty swaps are also considered derivatives and are also not designated in hedging relationships. Interest rate swaps are recorded within other assets or other liabilities on the consolidated balance sheet at their estimated fair value. Changes to the fair value of assets and liabilities arising from these derivatives are included, net, in other operating income in the consolidated statement of income.

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

Interest rate swap derivatives with the same counterparty and subject to master netting arrangements are not offset on the consolidated balance sheet. For additional detail refer to Footnote 14 within this section.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income ("AOCI") includes items that are subject to periodic measurement on the consolidated balance sheet but are not included in the determination of net income for the period in the consolidated statement of income. As such, amounts recorded in AOCI are on an after-tax basis and consist primarily of unrealized gains or losses on investment securities available-for-sale, unamortized unrealized gains or losses on investment securities reclassified from available-for-sale to held-to-maturity, and changes in pension obligations.

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

Share-based payment plans are further described in Footnote 18 within this section.

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

In August 2014, the FASB issued a standard which will require creditors to derecognize certain foreclosed government-guaranteed mortgage loans and to recognize a separate other receivable that is measured at the amount the creditor expects to recover from the guarantor, and to treat the guarantee and the receivable as a single unit of account. The standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company does not expect adoption of this guidance to have a material effect on the financial condition or results of operations of the Company.

Revenue from Contracts with Customers

The amendments in this update replaces the existing revenue recognition guidance, including most industry-specific revenue recognition guidance. The standard creates a single, principle-based revenue recognition framework and will require entities to apply significantly more judgment and expanded disclosures surrounding revenue recognition. The core principle requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard applies to contracts with customers to provide goods and services, with certain exclusions such as lease contracts, financing arrangements, and financial instruments. The amendments in this standard are effective for fiscal years beginning after December 15, 2016. The amendments can be adopted using either the full retrospective approach or a modified retrospective approach. Early adoption is prohibited. The Company's does not expect this guidance to have a material impact on its financial position or results of operations.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

Issued in August 2014, this standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This standard is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. As this guidance only impacts disclosures, it will have no effect on the Company's financial position or results of operations.

2. BUSINESS COMBINATION

On October 24, 2014, the Company completed its acquisition of TF Financial Corporation ("TF Financial"), a savings and loan holding company, and its wholly-owned banking subsidiary, 3rd Fed Bank. Headquartered in Newtown, Pennsylvania, TF Financial operated eighteen branch offices in Pennsylvania and New Jersey and had acquisition date estimated fair values of approximately $801 million of assets, which included $595 million of loans, and $658 million of deposits. The assets and liabilities of TF Financial were recorded on National Penn's consolidated balance sheet at their preliminary estimated fair values as of October 24, 2014, the acquisition date, and TF Financial's results of operations have been included in National Penn's consolidated statements of income and comprehensive income since that date.

The acquisition was valued at approximately $136 million and resulted in the issuance of 8,030,953 shares of the Company's common stock in exchange for 1,903,139 shares of TF Financial common stock.

The following table summarizes the amounts recorded on the consolidated balance sheets, and the resultant goodwill recorded at the acquisition date:

(dollars in thousands)
Fair value of consideration paid:	Estimated Fair Value at Acquisition
Common stock issued	$77,258
Cash consideration	58,438
Total consideration paid	135,696

Fair value of identifiable assets acquired:
Cash and cash equivalents	28,986
Investment securities	124,325
Accrued interest receivable and other assets	48,065
Loans	595,241
Core deposits intangible asset	4,760
Total identifiable assets acquired	801,377

Fair value of liabilities assumed:
Deposits	658,432
FHLB borrowings	45,999
Other liabilities	5,214
Total liabilities assumed	709,645

Net identified assets acquired at fair value	91,732
Goodwill recognized	$43,964

Based on a preliminary purchase price allocation, the Company recorded $44.0 million in goodwill and $4.8 million in core deposit intangibles as a result of the acquisition. These fair value estimates are provisional amounts based on third-party valuations that are currently under review. The amount of goodwill recorded reflects the excess purchase price over the estimated fair value of the net assets acquired. None of the goodwill is deductible for income tax purposes.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

2. BUSINESS COMBINATION - Continued

All loans acquired were recorded at their preliminary estimated fair values as of the date of acquisition. No allowance for loan losses was carried over and no allowance was created at the acquisition date. Refer to Footnote 5 within this section for additional information related to the acquired loan portfolio.

3. EARNINGS PER SHARE

The components of the Company’s basic and diluted earnings per share are as follows:

(dollars in thousands)	Year Ended December 31,
	2014	2013	2012
Net income	$98,706	$53,387	$98,910
Calculation of shares
Weighted average basic shares	141,281,690	145,602,670	150,566,098
Dilutive effect of share-based compensation	541,917	441,388	293,897
Weighted average fully diluted shares	141,823,607	146,044,058	150,859,995
Earnings per share
Basic	$0.70	$0.37	$0.66
Diluted	$0.70	$0.37	$0.66

The following stock options were excluded from the computation of earnings per share as they were anti-dilutive:

	Year Ended December 31,
	2014	2013	2012
Stock options	1,948,027	3,429,793	4,322,167
Exercise price
Low	$8.69	$8.69	$7.07
High	$21.49	$21.49	$21.49

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

4. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities at December 31, 2014 are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
U.S. Government agencies	$1,000	$7	$—	$1,007
State and municipal bonds	63,674	4,488	(82)	68,080
Agency mortgage-backed securities/collateralized mortgage obligations	1,442,102	19,234	(9,875)	1,451,461
Corporate securities and other	4,109	600	(348)	4,361
Marketable equity securities	3,583	2,169	—	5,752
Total	$1,514,468	$26,498	$(10,305)	$1,530,661

	Carrying Value (j)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity
U.S. Government agencies	$3,869	$55	$—	$3,924
State and municipal bonds	551,627	24,480	(63)	576,044
Agency mortgage-backed securities/collateralized mortgage obligations	364,100	5,098	(694)	368,504
Corporate securities and other	1,446	21	(4)	1,463
Total	$921,042	$29,654	$(761)	$949,935

(j) For securities which were transferred from the available-for-sale category to held-to maturity, the carrying value of the transferred securities represents their fair value at the date of transfer adjusted for subsequent amortization.  The carrying value of all other held-to-maturity securities represents their amortized cost.

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

4. INVESTMENT SECURITIES – Continued

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities at December 31, 2013 are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
U.S. Government agencies	$1,000	$—	$(10)	$990
State and municipal bonds	210,680	7,701	(3,670)	214,711
Agency mortgage-backed securities/collateralized mortgage obligations	1,683,092	18,040	(41,952)	1,659,180
Non-agency collateralized mortgage obligations	4,222	44	(8)	4,258
Corporate securities and other	9,517	646	(495)	9,668
Marketable equity securities	3,583	1,717	—	5,300
Total	$1,912,094	$28,148	$(46,135)	$1,894,107

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity
State and municipal bonds	$403,344	$13,028	$(895)	$415,477
Agency mortgage-backed securities/collateralized mortgage obligations	34,843	1,624	—	36,467
Non-agency collateralized mortgage obligations	258	—	—	258
Total	$438,445	$14,652	$(895)	$452,202

Gains and losses from sales of investment securities are as follows:

(dollars in thousands)	For the Year Ended December 31,
	2014	2013	2012
Gains	$142	$54	$16
Losses	(121)	—	(135)
Net gains (losses) on sales of investment securities	$21	$54	$(119)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

4. INVESTMENT SECURITIES – Continued

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2014 and December 31, 2013, respectively.

December 31, 2014
		Less than 12 months		12 months or longer		Total
(dollars in thousands)	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and municipal bonds	29	$9,166	$(47)	$10,572	$(98)	$19,738	$(145)
Agency mortgage-backed securities/collateralized mortgage obligations	123	250,975	(1,763)	296,419	(8,806)	547,394	(10,569)
Corporate securities and other	3	1,010	(4)	1,150	(348)	2,160	(352)
Total	155	$261,151	$(1,814)	$308,141	$(9,252)	$569,292	$(11,066)

December 31, 2013
		Less than 12 months		12 months or longer		Total
(dollars in thousands)	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government agencies	1	$990	$(10)	$—	$—	$990	$(10)
State and municipal bonds	145	76,402	(2,282)	20,708	(2,283)	97,110	(4,565)
Agency mortgage-backed securities/collateralized mortgage obligations	241	953,423	(33,990)	115,815	(7,962)	1,069,238	(41,952)
Non-agency collateralized mortgage obligations	5	820	(8)	—	—	820	(8)
Corporate securities and other	5	1,966	(35)	2,708	(460)	4,674	(495)
Total	397	$1,033,601	$(36,325)	$139,231	$(10,705)	$1,172,832	$(47,030)

The fair value of investment securities pledged as collateral are presented below:

(dollars in thousands)	December 31,
	2014	2013
Deposits	$1,038,073	$966,751
Customer repurchase agreements	662,737	595,761
Repurchase agreements	—	54,866
Other	75,939	81,408
Total	$1,776,749	$1,698,786

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

4. INVESTMENT SECURITIES – Continued

The amortized cost and fair value of investment securities, by contractual maturity, at December 31, 2014 are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Carrying Value	Fair Value
Due in one year or less	$4,727	$4,891	$908	$916
Due after one through five years	60,060	64,729	20,114	20,298
Due after five through ten years	151,872	157,267	231,023	239,890
Due after ten years	1,294,226	1,298,022	668,997	688,831
Marketable equity securities	3,583	5,752	—	—
Total	$1,514,468	$1,530,661	$921,042	$949,935

Evaluation of Impairment of Securities

The Company did not record any other-than-temporary impairment ("OTTI") losses for the years ended December 31, 2014 and 2013.

As of December 31, 2014 and 2013, accumulated other comprehensive income does not include any impairment related charges for the non-credit-related components of OTTI.

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

At December 31, 2014, gross unrealized losses totaled $11.1 million, and the gross unrealized losses of securities in an unrealized loss position for twelve months or longer totaled $9.3 million, of which $8.8 million is attributable to agency mortgage-backed securities and collateralized mortgage obligations and $0.3 million is attributable to corporate securities and other.  The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). As a result of its review and considering the attributes of the individual securities, the Company concluded that the securities were not other-than-temporarily impaired.

Because the Company does not intend to sell these investments and it is not more likely than not it will be required to sell these investments before a recovery of carrying value, which may be maturity, the Company does not consider the securities in an unrealized loss position for twelve months or longer to be other-than-temporarily impaired.

Other securities on the Company’s consolidated balance sheet totaled $67.5 million and $63.7 million as of December 31, 2014 and December 31, 2013, respectively. The balance includes Federal Loan Home Bank ("FHLB") of Pittsburgh stock and Federal Reserve Bank stock. These securities lack a market, and as such they are carried at par/cost since their fair value is not readily determinable. The Company evaluates, and will continue to evaluate, these securities for impairment each reporting period and has concluded the carrying value of these securities is not impaired. During 2014, the Company purchased an additional $3.8 million, net, of capital stock from the FHLB of Pittsburgh at par/cost. Also, during 2014 and 2013 the Company received and recorded dividends on its FHLB stock.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

5. LOANS

The following table summarizes loans outstanding, net of unearned income:

December 31, 2014
(dollars in thousands)	Originated Loans	Acquired Loans	Total
Commercial and industrial	$2,548,438	$51,429	$2,599,867

CRE - permanent	1,092,006	137,312	1,229,318
CRE - construction	196,554	6,988	203,542
Commercial real estate	1,288,560	144,300	1,432,860

Residential mortgages	654,617	253,740	908,357
Home equity	783,248	130,582	913,830
All other consumer	287,224	141	287,365
Consumer	1,725,089	384,463	2,109,552

Loans	$5,562,087	$580,192	$6,142,279

The carrying amount of acquired loans at December 31, 2014 totaled $580 million, including $7.6 million of loans acquired with deteriorated credit quality, or purchased credit-impaired ("PCI") loans. PCI loans are accounted for in accordance with ASC 310-30. The Company continues to evaluate the credit performance of the PCI loan portfolio and its potential resolution, which may include individual and/or bulk loan settlements.

The following table reflects amounts at acquisition for PCI loans:

(dollars in thousands)	As of October 24, 2014
Contractually required principal cash flows at acquisition	$13,807
Contractually required interest cash flows at acquisition	4,637
Total contractually required cash flows at acquisition	18,444
Contractually required principal cash flows not expected to be collected	(6,161)
Contractually required interest cash flows not expected to be collected	(2,949)
Total contractually required cash flows not expected to be collected	(9,110)
Expected cash flows at acquisition	9,334
Accretable yield	(1,688)
Fair value of acquired loans	$7,646

The following table provides a summary of the change in accretable yield for PCI loans:

(dollars in thousands)	Year Ended December 31, 2014
Accretable yield, beginning balance	$—
Acquisition of impaired loans	1,688
Accretable yield amortized to interest income	(140)
Reclassification from non-accretable difference	—
Accretable yield, end of period	$1,548

The fair value of acquired non-impaired loans was $588 million as of the acquisition date of October 24, 2014, inclusive of a net fair value adjustment of $5.0 million, which includes a $9.9 million credit adjustment, and will be accreted to interest income over the remaining life of the related portfolio. At December 31, 2014, the remaining balance of the fair value adjustment was $4.8 million.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

5. LOANS - Continued

The following tables present classifications for originated loans:

December 31, 2014	Performing			Non-Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified		Total
Commercial and industrial	$2,431,251	$24,129	$70,765	$22,293	$2,548,438

CRE - permanent	1,065,916	4,351	13,307	8,432	1,092,006
CRE - construction	182,554	701	5,186	8,113	196,554
Commercial real estate	1,248,470	5,052	18,493	16,545	1,288,560

Residential mortgages	640,344	—	314	13,959	654,617
Home equity	778,611	—	335	4,302	783,248
All other consumer	280,975	—	4,256	1,993	287,224
Consumer	1,699,930	—	4,905	20,254	1,725,089

Originated loans	$5,379,651	$29,181	$94,163	$59,092	$5,562,087

Percent of originated loans	96.73%	0.52%	1.69%	1.06%	100.00%

December 31, 2013	Performing			Non-Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified		Total
Commercial and industrial	$2,327,344	$38,873	$79,179	$15,268	$2,460,664

CRE - permanent	944,589	9,191	36,272	4,786	994,838
CRE - construction	167,710	2,962	15,534	12,128	198,334
Commercial real estate	1,112,299	12,153	51,806	16,914	1,193,172

Residential mortgages	636,829	—	2,243	13,153	652,225
Home equity	757,064	—	137	5,407	762,608
All other consumer	256,957	160	5,633	1,849	264,599
Consumer	1,650,850	160	8,013	20,409	1,679,432

Loans	$5,090,493	$51,186	$138,998	$52,591	$5,333,268

Percent of loans	95.45%	0.96%	2.60%	0.99%	100.00%
Loans include overdrafts of $1.0 million at December 31, 2014 and $1.1 million at December 31, 2013.

Unamortized loan origination costs, net of fees, were $7.2 million and $5.8 million at December 31, 2014 and 2013, respectively, and are included in the stated balance of loans on the Company's balance sheets.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

5. LOANS - Continued

The following tables present classifications for acquired loans:

December 31, 2014	Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified	PCI	Total
Commercial and industrial	$49,091	$697	$418	$1,223	$51,429

CRE - permanent	122,952	7,840	1,409	5,111	137,312
CRE - construction	6,931	—	—	57	6,988
Commercial real estate	129,883	7,840	1,409	5,168	144,300

Residential mortgages	252,454	—	31	1,255	253,740
Home equity	130,552	—	30	—	130,582
All other consumer	141	—	—	—	141
Consumer	383,147	—	61	1,255	384,463

Acquired loans	$562,121	$8,537	$1,888	$7,646	$580,192

Percent of acquired loans	96.88%	1.47%	0.33%	1.32%	100.00%

The Company did not have any acquired loans at December 31, 2013.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

5. LOANS - Continued

The following table represents the details for past due loans:

December 31, 2014	Past Due and Still Accruing				Accruing Current Balances	PCI Loans	Non-Accrual Balances (l)	Total Balances
(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More (k)	Total
Commercial and industrial	$738	$369	$137	$1,244	$2,575,469	$1,223	$21,931	$2,599,867

CRE - permanent	2,052	286	57	2,395	1,213,897	5,111	7,915	1,229,318
CRE - construction	425	—	—	425	194,947	57	8,113	203,542
Commercial real estate	2,477	286	57	2,820	1,408,844	5,168	16,028	1,432,860

Residential mortgages	6,013	1,363	304	7,680	891,716	1,255	7,706	908,357
Home equity	4,596	579	365	5,540	904,864	—	3,426	913,830
All other consumer	3,039	657	1,320	5,016	280,603	—	1,746	287,365
Consumer	13,648	2,599	1,989	18,236	2,077,183	1,255	12,878	2,109,552

Loans	$16,863	$3,254	$2,183	$22,300	$6,061,496	$7,646	$50,837	$6,142,279

Percent of loans	0.27%	0.05%	0.04%	0.36%		0.12%	0.83%

December 31, 2013	Past Due and Still Accruing				Accruing Current Balances	PCI Loans	Non-Accrual Balances (l)
(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More (k)	Total				Total Balances
Commercial and industrial	$3,362	$1,520	$11	$4,893	$2,440,836	$—	$14,935	$2,460,664

CRE - permanent	6,191	181	—	6,372	984,208	—	4,258	994,838
CRE - construction	373	—	—	373	185,833	—	12,128	198,334
Commercial real estate	6,564	181	—	6,745	1,170,041	—	16,386	1,193,172

Residential mortgages	4,509	774	2,197	7,480	637,708	—	7,037	652,225
Home equity	4,383	1,101	140	5,624	752,197	—	4,787	762,608
All other consumer	2,761	814	1,118	4,693	258,175	—	1,731	264,599
Consumer	11,653	2,689	3,455	17,797	1,648,080	—	13,555	1,679,432

Loans	$21,579	$4,390	$3,466	$29,435	$5,258,957	$—	$44,876	$5,333,268

Percent of loans	0.40%	0.08%	0.07%	0.55%			0.84%

(k) Loans 90 days or more past due remain on accrual status if they are well secured and collection of all principal and interest is probable.
(l) At December 31, 2014, non-accrual balances included troubled debt restructurings of $14.0 million of commercial real estate loans, $8.2 million of commercial and industrial loans, and $3.4 million of consumer loans. At December 31, 2013, non-accrual balances included troubled debt restructurings of $6.5 million of commercial real estate loans, $7.7 million of commercial and industrial loans, and $3.0 million of consumer loans.

Changes in the allowance for loan losses are summarized as follows:

(dollars in thousands)	Year Ended December 31,
	2014	2013	2012
Beginning allowance	$96,367	$110,955	$126,640
Provision for loan losses	5,751	5,250	8,000
Recoveries	5,578	5,155	4,813
Charge-offs	(17,021)	(24,993)	(28,498)
Net Charge-offs	(11,443)	(19,838)	(23,685)
Ending allowance	$90,675	$96,367	$110,955

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

5. LOANS - Continued

Additional details for changes in the allowance for loan losses by loan portfolio for originated loans are as follows:

December 31, 2014
(dollars in thousands)	Commercial and Industrial (m)	Commercial Real Estate (n)	Consumer (o)	Unallocated	Total
Allowance for loan losses:
Beginning balance	$41,288	$22,653	$21,478	$10,948	$96,367
Charge-offs	(5,006)	(2,746)	(9,269)	—	(17,021)
Recoveries	2,325	1,136	2,117	—	5,578
Provision	1,375	(2,347)	7,064	(341)	5,751
Ending balance	$39,982	$18,696	$21,390	$10,607	$90,675
Allowance for loan losses:
Individually evaluated for impairment	$7,165	$3,906	$1,998	$—	$13,069
Collectively evaluated for impairment	32,817	14,790	19,392	10,607	77,606
Total allowance for loan losses	$39,982	$18,696	$21,390	$10,607	$90,675
Originated loans:
Individually evaluated for impairment	$22,384	$19,295	$20,298	$—	$61,977
Collectively evaluated for impairment	2,526,054	1,269,265	1,704,791	—	5,500,110
Total originated loans	$2,548,438	$1,288,560	$1,725,089	$—	$5,562,087

December 31, 2013
(dollars in thousands)	Commercial and Industrial (m)	Commercial Real Estate (n)	Consumer (o)	Unallocated	Total
Allowance for loan losses:
Beginning balance	$46,151	$29,295	$23,101	$12,408	$110,955
Charge-offs	(14,164)	(2,421)	(8,408)	—	(24,993)
Recoveries	2,014	1,142	1,999	—	5,155
Provision	7,287	(5,363)	4,786	(1,460)	5,250
Ending balance	$41,288	$22,653	$21,478	$10,948	$96,367
Allowance for loan losses:
Individually evaluated for impairment	$3,997	$2,487	$1,820	$—	$8,304
Collectively evaluated for impairment	37,291	20,166	19,658	10,948	88,063
Total allowance for loan losses	$41,288	$22,653	$21,478	$10,948	$96,367
Originated loans:
Individually evaluated for impairment	$15,268	$21,995	$20,453	$—	$57,716
Collectively evaluated for impairment	2,445,396	1,171,177	1,658,979	—	5,275,552
Total originated loans	$2,460,664	$1,193,172	$1,679,432	$—	$5,333,268

(m) Commercial includes all C&I loans, including those secured by real estate.
(n) CRE is defined as loans secured by non-owner occupied real estate which have a primary source of repayment of third-party rental income or the sale of the property securing the loan.
(o) Consumer loans include direct consumer loans, indirect consumer loans, consumer lines of credit, and overdrafts.

Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for acquired non-impaired loans is similar to originated loans, however, the Company records a provision for loan losses only when the required allowance exceeds the remaining fair value adjustment. The present value of any decreases in expected cash flows after the acquisition date of PCI loans will generally result in an impairment charge recorded as a provision for loan losses, resulting in an increase to the allowance. At December 31, 2014, there was no allowance recorded for acquired loans.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

5. LOANS - Continued

     Impaired loan details are as follows and exclude loans acquired with deteriorated credit quality:

December 31, 2014
	Recorded Investment
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total	Life-to-Date Charge-Offs	Total Unpaid Balances	Related Allowance
Commercial and industrial	$17,343	$5,041	$22,384	$3,981	$26,365	$7,165

CRE - permanent	9,062	2,120	11,182	7,821	19,003	2,574
CRE - construction	7,585	528	8,113	970	9,083	1,332
Commercial real estate	16,647	2,648	19,295	8,791	28,086	3,906

Residential mortgages	5,894	8,109	14,003	457	14,460	1,503
Home equity	850	3,452	4,302	436	4,738	295
All other consumer	397	1,596	1,993	—	1,993	200
Consumer	7,141	13,157	20,298	893	21,191	1,998

Total	$41,131	$20,846	$61,977	$13,665	$75,642	$13,069

December 31, 2013
	Recorded Investment
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total	Life-to-Date Charge-Offs	Total Unpaid Balances	Related Allowance
Commercial and industrial	$8,457	$6,811	$15,268	$5,599	$20,867	$3,997

CRE - permanent	5,995	3,872	9,867	6,441	16,308	1,073
CRE - construction	9,729	2,399	12,128	6,633	18,761	1,414
Commercial real estate	15,724	6,271	21,995	13,074	35,069	2,487

Residential mortgages	6,088	7,109	13,197	800	13,997	1,589
Home equity	609	4,798	5,407	515	5,922	203
All other consumer	118	1,731	1,849	61	1,910	28
Consumer	6,815	13,638	20,453	1,376	21,829	1,820

Total	$30,996	$26,720	$57,716	$20,049	$77,765	$8,304

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

5. LOANS - Continued

Additional impaired loan details are as follow and exclude PCI loans:

	December 31,
(dollars in thousands)	2014		2013		2012
	Average Recorded Investment	Interest Income Recognized (p)	Average Recorded Investment	Interest Income Recognized (p)	Average Recorded Investment	Interest Income Recognized (p)
Commercial and industrial	$12,792	$17	$25,838	$77	$31,392	$12

CRE - permanent	7,720	24	9,584	31	7,352	215
CRE - construction	9,503	—	7,320	70	9,008	—
Commercial real estate	17,223	24	16,904	101	16,360	215

Residential mortgages	13,779	131	11,267	105	8,111	64
Home equity	4,845	14	4,994	11	3,507	8
All other consumer	1,877	13	1,758	1	1,987	—
Consumer	20,501	158	18,019	117	13,605	72

Total	$50,516	$199	$60,761	$295	$61,357	$299

(p) Interest income recognized for the years ended December 31, 2014, 2013, and 2012, primarily represent amounts earned on accruing TDRs.

The following table presents details of the Company's loans which experienced a troubled debt restructuring and are performing according to the modified terms. The Company's restructured loans are included within non-performing loans and impaired loans in the preceding tables.

(dollars in thousands)	December 31,
	2014	2013
Commercial and industrial	$362	$333
CRE - permanent	517	528
Residential mortgages	6,253	6,116
Home equity	876	620
All other consumer	247	118
Total restructured loans	$8,255	$7,715

Undrawn commitments to lend on restructured loans	$—	$—

The Company modifies loans to consumers with residential mortgages and home equity loans utilizing a program modeled after government assisted programs in order to help customers who are experiencing financial difficulty and are in jeopardy of losing their homes to foreclosure.

Other real estate owned and repossessed assets are as follows:

(dollars in thousands)	December 31,
	2014	2013
Acquired other real estate owned	$3,675	$—
Other real estate owned	753	892
Repossessed assets	439	386
Total other real estate and repossessed assets	$4,867	$1,278

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

6. PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

(dollars in thousands)	Estimated	Year Ended December 31,
	Useful Lives	2014	2013
Land	Indefinite	$17,176	$14,739
Buildings	5 to 40 years	105,080	101,626
Equipment	3 to 10 years	122,212	111,670
Leasehold improvements	2 to 20 years	28,064	10,905
Equipment leased to customers	Economic life	2,828	3,796
Total premises and equipment		275,360	242,736
Accumulated depreciation		(158,946)	(146,504)
Premises and equipment, net		$116,414	$96,232

The net increase of $20.2 million in premises and equipment from prior year period is primarily attributable to the net increase of $15.3 million and $2.6 million for leasehold improvements related to the corporate headquarters located in Allentown, Pennsylvania and the Reading Area Business Center, respectively, as well as the fair value of facilities acquired from TF Financial of $10.9 million. Depreciation expense of $9.5 million, $9.1 million, and $9.7 million was included in premises and equipment expense in the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012, respectively.

Lease Commitments

Future minimum payments under non-cancellable operating leases are due as follows:

(dollars in thousands)
	Year Ended December 31,
	2015	$7,218
	2016	6,619
	2017	5,985
	2018	5,669
	2019	5,100
	Thereafter	28,968
	Total	$59,559

Lease commitments of $59.6 million reflect a reduction in the future minimum lease payments of $1.1 million related to facilities impacted by the restructuring plan announced in the fourth quarter of 2013.

Total rental expense of $8.6 million, $8.5 million, and $8.1 million was included in premises and equipment expense in the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below provides a roll-forward of the components of the Company’s goodwill for the year ended December 31, 2014.

	Year Ended				Year Ended
(dollars in thousands)	December 31,				December 31,
	2013	Acquired	Impairment	Disposition	2014
Goodwill	$512,268	$43,965	$—	$—	$556,233
Accumulated impairment	(253,989)	—	—	—	(253,989)
Goodwill, net	$258,279	$43,965	$—	$—	$302,244

During the second quarter, the Company performed its annual qualitative assessment of goodwill and determined that it is not more likely than not that the fair value of its reporting units are less than their carrying amounts. There were no indicators of impairment subsequent to the annual assessment for which an interim impairment test was required.

The Company’s business segments are its reporting units which are “Community Banking” and “Other” for purposes of the goodwill impairment analysis. As of December 31, 2014, the carrying value of goodwill assigned to the Community Banking segment was $279 million and the carrying value of goodwill assigned to the Other segment was $23 million. During the fourth quarter of 2014, the Company recorded $44 million of goodwill associated with the acquisition of TF Financial , all of which is included in the "Community Banking" reporting unit.

Due to the acquisition of TF Financial during the fourth quarter of 2014, the Company recorded a core deposit intangible asset of $4.8 million, which is scheduled to be amortized on an accelerated basis over its estimated useful life of 10 years.

The table below presents the Company’s core deposit intangibles and other intangible assets and the related amortization expense.

(dollars in thousands)	As of and for the Year Ended December 31,
	2014	2013	2012
Core deposit and other intangible assets	$8,757	$6,854	$10,614
Amortization expense	2,856	3,761	5,156

At December 31, 2014, the Company's core deposit and other intangible assets were scheduled to amortize over the succeeding five fiscal years as follows:

(dollars in thousands)	2015	$2,656
	2016	1,967
	2017	1,380
	2018	770
	2019	581

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

8. DEPOSITS

	As of and for the Year Ended December 31,
(dollars in thousands)	2014		2013
	Balance	Interest Expense	Balance	Interest Expense
NOW accounts	$1,913,399	$2,561	$1,655,425	$2,310
Money market accounts	1,827,233	3,716	1,670,035	4,460
Savings accounts	678,294	563	526,576	546
Time deposits less than $100	891,964	8,361	896,700	10,954
Time deposits $100 or greater	333,697	3,342	353,791	4,109
Total interest bearing deposits	5,644,587	18,543	5,102,527	22,379
Non-interest bearing deposits	1,085,158	—	970,051	—
Total deposits	$6,729,745	$18,543	$6,072,578	$22,379

At December 31, 2014, time deposits were scheduled to mature as follows:

(dollars in thousands)	2015	$740,514
	2016	176,328
	2017	107,054
	2018	47,552
	2019	153,926
	Thereafter	287
	Total	$1,225,661

9. BORROWINGS

	As of December 31,
(dollars in thousands)	2014	2013
Customer repurchase agreements	607,705	551,736
Repurchase agreements	—	50,000
Federal Home Loan Bank advances	910,378	603,232
Senior long-term debt	125,000	—
Subordinated debentures	77,321	77,321
Total borrowings and other debt obligations	$1,720,404	$1,282,289

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

9. BORROWINGS - Continued

The Company's borrowings include short-term and long-term debt in the form of customer repurchase agreements, repurchase agreements, FHLB advances, senior long-term debt and subordinated debentures. Customer repurchase agreements are over-night instruments and have investment securities pledged as collateral. FHLB advances are collateralized by certain first mortgage loans, investment securities and also require the Company to purchase FHLB capital stock, which is included within other securities on the consolidated balance sheet.

FHLB advances mature as follows:

(dollars in thousands)	Federal Home Loan
Bank Advances
2015	$780,000
2016	9,473
2017	65,702
2018	6,933
2019	38,224
Thereafter	10,046
Total	$910,378

On September 16, 2014, the Company issued $125 million aggregate principal amount of unsecured, fixed rate senior notes with a maturity date of September 30, 2024. The notes bear an annual fixed interest rate of 4.25%, and are payable, as to interest, on March 30th and September 30th of each year, commencing March 30, 2015. The Company incurred $1.4 million of costs related to the issuance of the notes. At December 31, 2014, the remaining unamortized costs were $1.4 million and will amortize over the remaining life of the notes.

The Company has 4 established statutory business Trusts: NPB Capital Trust III, NPB Capital Trust IV, NPB Capital Trust V and NPB Capital Trust VI (“Trusts”). The Company owns all of the common capital securities of the Trusts. The Trusts issued preferred capital securities to investors and invested the proceeds in junior subordinated debentures issued by the Company. These debentures are the sole assets of the Trusts.

Details of the Company’s obligations to the Trusts as of December 31, 2014 are as follows:

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

10. CONTINGENCIES

In the normal course of business, the Company is named as a defendant in various lawsuits.  Accruals are established for legal proceedings when information related to the loss contingencies indicates that a loss settlement is both probable and can be estimated. At December 31, 2014, the Company did not have material amounts accrued for legal proceedings as it is the opinion of management that the resolution of such suits will not have a material effect on the financial position or results of operations of the Company. The outcome of legal proceedings is inherently uncertain and, as a result, the amounts recorded may not represent the Company's ultimate loss upon resolution. Thus, the Company’s exposure and ultimate losses may be higher or lower than amounts accrued or estimated as reasonably possible exposure.

11.  ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) was comprised of the following components, after tax:

(dollars in thousands)	December 31,
	2014	2013	2012
Unrealized gains (losses) on investment securities	$8,236	$(11,691)	$41,058
Pension	(19,227)	(9,466)	(16,729)
Total accumulated other comprehensive (loss) income	$(10,991)	$(21,157)	$24,329

12. SHAREHOLDERS’ EQUITY

Treasury Stock

In the fourth quarter of 2013, the Board of Directors authorized the repurchase of up to five percent (5%) of the outstanding shares of National Penn common stock during 2014. On January 28, 2014, the Company completed the repurchase of 7 million shares, of the 25.9 million outstanding shares, which Warburg Pincus held in NPBC common stock. In the fourth quarter of 2014, the Company additionally completed a series of repurchases that totaled approximately 0.3 million shares, or $3.0 million, from the open market.

On January 22, 2015, the Company announced that the Board of Directors approved a common share repurchase plan of $125 million. The authorization of this repurchase plan superseded all pre-existing share repurchase plans. On February 6, 2015, the Company completed the repurchase of $75 million of common stock owned by Warburg Pincus. Based on a share price of $10.25, the repurchase aggregated approximately 7.3 million shares or approximately 40% of the outstanding common shares owned by Warburg Pincus. Warburg Pincus maintains an 8.3% position in National Penn.

Dividend Reinvestment and Stock Purchase Plan (“DRP”)

The Company has a dividend reinvestment and stock purchase plan that provides a 10% discount on dividends reinvested as well as new cash purchases made under the terms of the Plan. The Plan was amended on June 18, 2009 and allows voluntary cash contributions in amounts not to exceed $10,000.

Cash Dividends

In 2014, the Company declared and paid cash dividends of $0.41 per share, or $58.0 million, to common shareholders.

In 2013, the Company declared and paid cash dividends of $0.10 per share for each of the last three quarters of 2013, totaling $43.7 million. The Company paid an additional $0.10 per share, or $15.0 million, cash dividend in the fourth quarter of 2012 in lieu of a first quarter cash dividend in 2013.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

13. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The notional amount of financial instruments whose contract amounts represent credit risk:

(dollars in thousands)	As of December 31,
	2014	2013
Commitments to extend credit	$1,960,419	$1,769,135
Commitments to fund mortgages	27,599	22,242
Commitments to sell mortgages to investors	20,228	15,349
Letters of credit	152,714	142,246

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company also obtains collateral, such as real estate or liens on their customer’s assets depending on the customer, for these types of commitments. The credit risk involved in issuing letters of credit is essentially the same as that involved in lending to customers, however, since the Company does not anticipate having to perform on material amounts of standby letters of credit, the risk is estimated to be substantially less than the contractual amount of commitments outstanding.  Fair values of letters of credit were not considered to be material as of December 31, 2014 and 2013.

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

Summary information regarding interest rate swap derivative positions which were not designed in hedging relationships are as follows:

(dollars in thousands)		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
December 31, 2014
Receive fixed - pay floating interest rate swaps	165	$596,252	$24,786	$546	4.64%	2.28%	5.89
Pay fixed - receive floating interest rate swaps	165	596,252	546	24,786	2.28%	4.64%	5.89
Interest rate swaps		$1,192,504	$25,332	$25,332	3.46%	3.46%	5.89

December 31, 2013
Receive fixed - pay floating interest rate swaps	148	$502,833	$15,906	$5,718	4.58%	2.31%	5.96
Pay fixed - receive floating interest rate swaps	148	502,833	5,718	15,906	2.31%	4.58%	5.96
Interest rate swaps		$1,005,666	$21,624	$21,624	3.45%	3.45%	5.96

The Company enters into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps are considered derivatives but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them. In response, the Company enters into offsetting interest rate swaps with counterparties for interest rate risk management purposes. The counterparty swaps are also considered derivatives and are also not designated in hedging relationships. Changes in the fair value of the customer and counterparty swaps are recorded net in the consolidated statement of income. Because these amounts offset each other, there was no impact on other operating income in each of 2014, 2013, and 2012. For additional analysis of the fair value on interest rate swaps refer to Footnote 15 within this section.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

13. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

The following summarizes the Company's derivative activity as of and for the year ended December 31, 2014, 2013, and 2012:

Income Statement Effect
	Balance Sheet Effect at	for the Year Ended
Derivative Instruments	December 31, 2014	December 31, 2014

Interest rate swaps	Increase to other assets/liabilities of $25.3 million.	No net effect on other operating income from offsetting $3.7 million change.

Other derivatives:
Interest rate locks	Increase to other assets of less than $0.1 million.	Increase to mortgage banking income of $0.1 million.
Forward sale commitments	Increase to other liabilities of $0.2 million.	Decrease to mortgage banking income of $0.1 million.

Income Statement Effect
	Balance Sheet Effect at	for the Year Ended
Derivative Instruments	December 31, 2013	December 31, 2013

Interest rate swaps	Increase to other assets/liabilities of $21.6 million.	No net effect on other operating income from offsetting $6.6 million change.

Other derivatives:
Interest rate locks	Increase to other liabilities of less than $0.1 million.	Decrease to mortgage banking income of $0.1 million.
Forward sale commitments	Increase to other liabilities of $0.1 million.	Increase to mortgage banking income of $0.3 million.

Income Statement Effect
	Balance Sheet Effect at	for the Year Ended
Derivative Instruments	December 31, 2012	December 31, 2012

Interest rate swaps	Increase to other assets/liabilities of $28.3 million.	No net effect on other operating income from offsetting $5.7 million change.

Other derivatives:
Interest rate locks	Increase to other assets of less than $0.1 million.	Decrease to mortgage banking income of $0.6 million.
Forward sale commitments	Increase to other liabilities of $0.4 million.	Increase to mortgage banking income of $0.5 million.

The Company evaluates and establishes an estimated reserve for credit and other risks associated with off-balance-sheet positions based upon historical losses, expected performance under these arrangements and current trends in the economy. The Company recognized $0.3 million in other operating expenses within non-interest expense in the consolidated statement of income during 2014 for credit losses on off-balance-sheet exposures, as compared to zero recorded in 2013 and $0.1 million in 2012. As of December 31, 2014 and 2013 the reserve for off-balance sheet exposure was $1.1 million and $1.0 million, respectively.

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

    The Company enters into interest rate swap agreements with customers and financial institution counterparties. For additional detail regarding interest rate swap agreements refer to Footnote 13 within this section. In the event of default on, or termination of, any one contract, both parties have the right to net settle multiple contracts. Also, certain interest rate swap agreements may require the Company to receive or pledge cash collateral based on the contract provisions.

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

The following table presents information about financial instruments that are eligible for offset as of December 31, 2014 and December 31, 2013:

December 31, 2014
(dollars in thousands)
Assets	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet
Derivatives - Interest Rate Swaps	$546	$—	$546

Liabilities
Derivatives - Interest Rate Swaps	$24,786	$—	$24,786

December 31, 2013
(dollars in thousands)
Assets	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet
Derivatives - Interest Rate Swaps	$5,718	$—	$5,718

Liabilities
Derivatives - Interest Rate Swaps	$15,906	$—	$15,906
Repurchase Agreements	50,000	—	50,000
Total Liabilities	$65,906	$—	$65,906

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

14. BALANCE SHEET OFFSETTING - Continued

The following table represents a reconciliation of the net amounts of interest rate swap derivative assets and liabilities presented in the balance sheet to the net amounts that would result in the event of offset, by counterparty, as of December 31, 2014 and December 31, 2013:

December 31, 2014
(dollars in thousands)		Gross Amounts Not Offset in the Balance Sheet
Assets	Net Amounts Presented in the Balance Sheet	Financial Instruments (q)	Cash Collateral (r)	Net Amount
Counterparty A	$536	$(536)	$—	$—
All Other Counterparties	10	(10)	—	—
Total Assets	$546	$(546)	$—	$—

Liabilities
Counterparty A	$10,142	$(536)	$(9,614)	$(8)
Counterparty B	7,378	—	(7,140)	238
Counterparty C	4,789	—	(4,590)	199
All Other Counterparties	2,477	(10)	(2,481)	(14)
Total Liabilities	$24,786	$(546)	$(23,825)	$415

December 31, 2013
(dollars in thousands)		Gross Amounts Not Offset in the Balance Sheet
Assets	Net Amounts Presented in the Balance Sheet	Financial Instruments (q)	Cash Collateral (r)	Net Amount
Counterparty A	$4,996	$(4,996)	$—	$—
All Other Counterparties	722	(328)	(300)	94
Total Assets	$5,718	$(5,324)	$(300)	$94

Liabilities
Counterparty A	$13,111	$(4,996)	$(8,545)	$(430)
All Other Counterparties	2,795	(328)	(1,960)	507
Total Liabilities	$15,906	$(5,324)	$(10,505)	$77

(q) For interest rate swap assets, amounts represent any derivative liability fair values that could be offset in the event of default. For interest rate swap liabilities, amounts represent any derivative asset fair values that could be offset in the event of default.

(r) Amounts represent cash collateral received or posted on interest rate swap transactions with financial institution counterparties.

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

The Company has the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e. the fair value option), on an instrument-by-instrument basis. The election to use the fair value option is available when an entity first recognizes a financial asset or liability or upon entering into a Company commitment. Subsequent changes in fair value must be recorded in earnings. The Company has not elected to apply the fair value option to any of its financial instruments at December 31, 2014.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

15.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and December 31, 2013, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

December 31, 2014	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$1,007	$—	$1,007	$—
State and municipal bonds	68,080	—	68,080	—
Agency mortgage-backed securities/ collateralized mortgage obligations	1,451,461	—	1,451,461	—
Corporate securities and other	4,361	65	3,146	1,150
Marketable equity securities	5,752	4,676	—	1,076
Investment securities, available-for-sale	1,530,661	4,741	1,523,694	2,226

Interest rate swap agreements	25,332	—	25,332	—
Interest rate locks	30	—	30	—

Total fair value of assets	$1,556,023	$4,741	$1,549,056	$2,226

Liabilities
Interest rate swap agreements	$25,332	$—	$25,332	$—
Forward sale commitments	158	—	158	—
Total fair value of liabilities	$25,490	$—	$25,490	$—

December 31, 2013	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$990	$—	$990	$—
State and municipal bonds	214,711	—	214,711	—
Agency mortgage-backed securities/ collateralized mortgage obligations	1,659,180	—	1,659,180	—
Non-agency collateralized mortgage obligations	4,258	—	4,258	—
Corporate securities and other	9,668	61	4,922	4,685
Marketable equity securities	5,300	4,241	—	1,059
Investment securities, available-for-sale	1,894,107	4,302	1,884,061	5,744

Interest rate swap agreements	21,624	—	21,624	—

Total fair value of assets	$1,915,731	$4,302	$1,905,685	$5,744

Liabilities
Interest rate swap agreements	$21,624	$—	$21,624	$—
Forward sale commitments	84	—	84	—
Interest rate locks	42	—	42	—
Total fair value of liabilities	$21,750	$—	$21,750	$—

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

15.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following table presents activity for investment securities measured at fair value on a recurring basis for the year ended December 31, 2014:

(dollars in thousands)
	Beginning Balance January 1, 2014	Gains/(Losses) Included in Earnings (s)	Gains/(Losses) Included in Other Comprehensive Income	Purchases	Sales	Maturities/ Calls/Paydowns	Reclassified Securities (t)	Transfers	Ending Balance December 31, 2014
Level 1

Corporate securities and other	$61	$—	$4	$—	$—	$—	$—	$—	$65
Marketable equity securities	4,241	—	435	—	—	—	—	—	4,676
Total level 1	4,302	—	439	—	—	—	—	—	4,741

Level 2

U.S. Government agencies	990	—	17	—	—	—	—	—	1,007
State and municipal bonds	214,711	2,412	3,471	—	—	(20,633)	(131,881)	—	68,080
Agency mortgage-backed securities/ collateralized mortgage obligations	1,659,180	(4,046)	25,893	378,411	—	(257,337)	(350,640)	—	1,451,461
Non-agency collateralized mortgage obligations	4,258	1	(36)	—	(2,985)	(1,238)	—	—	—
Corporate securities and other	4,922	—	235	—	—	—	(2,011)	—	3,146
Total level 2	1,884,061	(1,633)	29,580	378,411	(2,985)	(279,208)	(484,532)	—	1,523,694

Level 3

Corporate securities and other	4,685	2	16	—	—	—	(3,553)	—	1,150
Marketable equity securities	1,059	—	17	—	—	—	—	—	1,076
Total level 3	5,744	2	33	—	—	—	(3,553)	—	2,226

Total available-for-sale securities	$1,894,107	$(1,631)	$30,052	$378,411	$(2,985)	$(279,208)	$(488,085)	$—	$1,530,661

(s) Includes amortization/accretion
(t) Securities reclassified from available-for-sale to held-to-maturity at March 31, 2014. Refer to Footnote 4 for further details.
In regards to the Company's acquisition of TF Financial on October 24, 2014, the Company acquired $124 million of investment securities, of which $36.2 million were classified as available-for-sale. All acquired available-for-sale securities were sold prior to October 31, 2014, resulting in a gain of $21 thousand recognized in the consolidated statement of operations. The acquired available-for-sale securities and their related gain-on-sale are not included in the table above.

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

(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2014	(Level 1)	(Level 2)	(Level 3)	Balance
Loans held-for-sale	$—	$4,178	$—	$4,178
Impaired loans, net (u)	—	—	48,908	48,908
OREO and other repossessed assets	—	—	4,867	4,867

December 31, 2013
Loans held-for-sale	$—	$4,951	$—	$4,951
Impaired loans, net	—	—	49,412	49,412
OREO and other repossessed assets	—	—	1,278	1,278

(u) Excludes purchased credit impaired loans. For additional information regarding impaired loans, refer to Footnote 5.

Fair value for loans held-for-sale is estimated based upon available market data for mortgage-backed securities with similar interest rates and maturities.  Lower of cost or estimated fair value write-downs recorded on loans held-for-sale were zero as of December 31, 2014 and December 31, 2013.

The recorded investment in impaired loans totaled $62.0 million with a specific reserve of $13.1 million at December 31, 2014, compared to $57.7 million with a specific reserve of $8.3 million at December 31, 2013. Fair value for impaired loans is measured primarily on the value of the collateral securing these loans, less estimated costs to sell, or the present value of estimated cash flows discounted at the loan’s original effective interest rate.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

Fair value for OREO and other repossessed assets is estimated based upon its appraised value less costs to sell. There were no additional write-downs included in OREO and other repossessed assets balances at December 31, 2014, compared to write-downs of $0.1 million at December 31, 2013.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

15.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The estimation methodologies, resulting fair values and recorded carrying amounts are as follows:

(dollars in thousands)	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Cash and cash equivalents	$413,839	$413,839	$283,523	$283,523
Investment securities available-for-sale	1,530,661	1,530,661	1,894,107	1,894,107
Investment securities held-to-maturity	921,042	949,935	438,445	452,202
Loans held-for-sale	4,178	4,306	4,951	5,077
Loans, net of allowance for loan losses	6,051,604	5,957,399	5,236,901	5,168,470
OREO and other repossessed assets	4,867	4,867	1,278	1,278
Interest rate swap agreements	25,332	25,332	21,624	21,624
Interest rate locks	30	30	—	—

LIABILITIES
Non-interest bearing deposits	$1,085,158	$1,085,158	$970,051	$970,051
Interest bearing deposits, non-maturity	4,418,926	4,418,926	3,852,036	3,852,036
Deposits with stated maturities	1,225,661	1,223,210	1,250,491	1,253,920
Customer repurchase agreements	607,705	607,705	551,736	551,736
Repurchase agreements	—	—	50,000	51,332
Federal Home Loan Bank advances	910,378	916,280	603,232	611,890
Subordinated debentures	77,321	77,321	77,321	77,321
Senior long-term debt	125,000	127,250	—	—
Interest rate swap agreements	25,332	25,332	21,624	21,624
Forward sale commitments	158	158	84	84
Interest rate locks	—	—	42	42

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

16.  REGULATORY MATTERS

National Penn and National Penn Bank are subject to regulations of certain federal and state agencies, and undergo periodic examinations by such regulatory authorities.

National Penn Bank’s capital amount and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulations to ensure capital adequacy require National Penn Bank and the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2014, that National Penn Bank and the Company met all capital adequacy requirements to which they are subject.

In July 2013, the Basel III capital rules were finalized and will be effective January 1, 2015, with some transition period. National Penn's preliminary evaluation indicates that the impact of these rules on its capital levels and ratios, including the impact on National Penn Bank, is not expected to be material.

National Penn Bank is required to maintain average reserve balances with the Federal Reserve Bank.  The required reserve was $28.7 million at December 31, 2014. The average amount of these balances for the year ended December 31, 2014 was approximately $35.6 million.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

16.  REGULATORY MATTERS - Continued

The following tables summarize National Penn's and National Penn Bank’s regulatory capital.

December 31, 2014
(dollars in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
National Penn	$1,050,295	15.16%	$554,339	8.00%	n/a	n/a
National Penn Bank	853,919	12.43%	549,548	8.00%	$686,935	10.00%
Tier I capital (to risk-weighted assets)
National Penn	$963,629	13.91%	$277,169	4.00%	n/a	n/a
National Penn Bank	767,993	11.18%	274,774	4.00%	$412,161	6.00%
Tier I capital (to average assets)
National Penn	$963,629	10.78%	$357,615	4.00%	n/a	n/a
National Penn Bank	767,993	8.61%	356,769	4.00%	$445,961	5.00%

December 31, 2013
(dollars in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
National Penn	$1,018,316	16.72%	$487,295	8.00%	n/a	n/a
National Penn Bank	870,973	14.40%	483,796	8.00%	$604,745	10.00%
Tier I capital (to risk-weighted assets)
National Penn	$941,926	15.46%	$243,647	4.00%	n/a	n/a
National Penn Bank	795,123	13.15%	241,898	4.00%	$362,847	6.00%
Tier I capital (to average assets)
National Penn	$941,926	11.63%	$323,963	4.00%	n/a	n/a
National Penn Bank	795,123	9.85%	323,030	4.00%	$403,788	5.00%

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

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

Matching contributions to the plan, including discretionary profit sharing, included in salaries, wages and employee benefit expenses were $3.5 million, $3.8 million, and $3.9 million, for the years ended December 31, 2014, 2013, and 2012, respectively.

Pension Plan

The Company has a curtailed, non-contributory defined benefit pension plan (National Penn Bancshares, Inc. Employee Pension Plan) covering substantially all employees of the Company and its subsidiaries employed as of January 1, 2009.  The Company-sponsored pension plan provides retirement benefits under pension trust agreements based on years of service. Prior to April 1, 2006, benefits are based on the average of the employee compensation during the highest five consecutive years during the last ten consecutive years of employment. Beginning on April 1, 2006, eligible compensation was limited to $50,000 per year.  The Company did not make a cash contribution to the plan in 2014 because the plan’s funding credit balance was applied toward reducing the contribution requirement.

On February 12, 2010, the Company curtailed its pension plan effective March 31, 2010, whereby no additional service will accumulate for vested participants after March 31, 2010. Unvested participants still have the opportunity to meet the five year vesting requirement to earn a benefit.

As a result of the TF Financial acquisition on October 24, 2014, the Company acquired a qualified pension plan (3rd Fed Bank Pension Plan), which was frozen prior to the acquisition. Effective December 31, 2014, the 3rd Fed Bank Pension Plan was merged into the National Penn Bancshares, Inc. Pension Plan. The following tables present information regarding the benefit obligation, plan asset, funded status, amounts recognized in accumulated other comprehensive income (loss), net periodic benefit cost and other statistical disclosures for National Penn Bancshare's plan.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

17. BENEFIT PLANS - Continued

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet:

(dollars in thousands)	December 31,
	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$51,847	$56,749
Benefit obligation from business combination	10,837	—
Interest cost	2,508	2,235
Effect of change in assumptions	15,612	(5,528)
Benefits paid	(2,068)	(1,720)
Effect of change in experience	209	111
Benefit obligations at end of year	$78,945	$51,847
Change in plan assets:
Fair value of plan assets at beginning of year	$47,584	$41,414
Fair value of plan assets from business acquisition	10,939	—
Actual return on plan assets	4,015	8,054
Employer contribution	—	—
Benefits paid including assumed expenses	(2,305)	(1,884)
Fair value of plan assets at end of year	60,233	47,584

Funded status	$(18,712)	$(4,263)

Net loss not yet recognized in net periodic pension cost	$29,704	$14,685

The effect of change in assumptions in the above table was impacted by the decrease in the discount rate utilized to calculate benefit obligations, from 4.75% for 2013 to 3.85% for 2014, and the adoption of the newly issued mortality tables (RP-2014) and mortality improvement scale (MP-2014).

Net pension cost included the following components:

(dollars in thousands)	Year Ended December 31,
	2014	2013	2012
Service cost	$234	$164	$124
Interest cost	2,508	2,235	2,295
Expected return on plan assets	(3,523)	(2,931)	(2,758)
Amortization of unrecognized net actuarial loss	313	634	562
Net periodic benefit cost (gain)	$(468)	$102	$223

Unamortized actuarial gains and losses and prior service costs and credits are recognized in AOCI.  Refer to Footnote 11 in this Report.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

17. BENEFIT PLANS - Continued

Weighted-average assumptions used to determine net benefit obligations:

	As of December 31,
	2014	2013
Discount rate	3.85%	4.75%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost:

	Year Ended December 31,
	2014	2013
Discount rate	4.74%	4.00%
Expected long-term return on plan assets	7.26%	7.25%
Rate of compensation increase	N/A	N/A

Plan Assets

The financial statements of the Company's pension plan are prepared on the accrual basis of accounting. Interest income is recorded on the accrual basis, and dividends are recorded on the ex-dividend date. The pension plan's investments are stated at fair value, and purchases and sales of securities are recorded on the trade date. To determine the fair value of plan assets, the pension plan utilizes the fair value hierarchy as described in detail in Footnote 15 Fair Value Measurements and Fair Value of Financial Instruments. The fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Investments in interest bearing cash are stated at cost, which approximates fair value. The fair values of money market and mutual funds are based on quoted net asset values of the shares held by the plan on the valuation date. The fair values of common stocks and U.S. Government obligations are valued at the closing price reported in active markets in which the individual securities are traded. Collective investment trust funds are valued by the trustee. The trustee follows written procedures for establishing unit values on a periodic basis which incorporate observable market data; however the collective investment trust fund itself is not traded on an established market and therefore is categorized as a Level 2 hierarchy. The plan does not have any assets in the Company’s stock. Actively traded corporate bonds and notes are valued based on quoted prices. U.S. Government agency obligations are valued based on yields currently available on comparable securities of issuers with similar credit ratings. The plan does not have any Level 3 investments.

The following table sets forth the pension plan’s financial assets at fair value by level within the fair value hierarchy:

December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014	Asset Allocation
(dollars in thousands)
Equity securities	$34,512	$—	$—	$34,512	57%
Debt securities	7,960	5,571	—	13,531	22%
Collective investment trust funds	—	11,346	—	11,346	19%
Other	844	—	—	844	2%
Total	$43,316	$16,917	$—	$60,233	100%

December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013	Asset Allocation
(dollars in thousands)
Equity securities	$33,475	$—	$—	$33,475	70%
Debt securities	8,299	5,286	—	13,585	29%
Other	524	—	—	524	1%
Total	$42,298	$5,286	$—	$47,584	100%

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

17. BENEFIT PLANS - Continued

Estimated Future Benefit Payments

(dollars in thousands)
2015	$3,100
2016	2,572
2017	2,839
2018	3,099
2019	3,415
2020-2024	19,806

18. SHARE-BASED COMPENSATION

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

The fair value of RSAs and RSUs are estimated based on the price of the Company’s common stock on the date of grant.  Compensation cost is measured ratably over the vesting period of the awards and reversed for awards which are forfeited due to unfulfilled service or performance criteria.

Vesting of share-based awards is immediately accelerated in the event of a change-in-control; in the event the recipient’s service terminates due to death, disability or retirement (including a voluntary termination of employment at age 60 or more); or in the event of an involuntary termination of employment not for cause.

Awards are currently granted under the National Penn Bancshares, Inc. 2014 Long-Term Incentive Compensation Plan, approved by shareholders in April 2014 (“2014 Plan”) and expiring April 22, 2024.  The 2014 Plan replaced the previous plan ("2005 Plan"), which expired November 30, 2014, and includes authorized but unissued common shares under the 2005 Plan. Under the terms of the 2014 Plan, approximately 3.3 million shares are available for issuance as of December 31, 2014.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

18. SHARE-BASED COMPENSATION - Continued

Prior to the adoption of the 2014 Plan, the Company maintained other employee stock compensation plans ("Previous Company Plans"). A total of 10.4 million shares of common stock were made available for option or restricted stock awards. At December 31, 2014, 2.1 million shares remain outstanding from the Previous Company Plans. In addition to the Previous Company Plans, the Company issued 3,022,185 substitute stock options as a result of acquisitions made in 2008, of which, approximately 0.6 million options were outstanding at December 31, 2014.

The impact of shared-based compensation on the Company’s financial results for the following periods:

(dollars in thousands)	Year Ended December 31,
	2014	2013	2012
Share-based compensation expense	$4,315	$3,309	$3,513
Income tax benefit	(1,510)	(1,158)	(1,230)
Reduction to net income	$2,805	$2,151	$2,283

The total unrecognized compensation cost and the weighted-average period over which unrecognized compensation cost is expected to be recognized related to non-vested share-based compensation arrangements at December 31, 2014 is presented below:

(dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock	$4,420	2.1
Stock options	1,069	2.1
Total	$5,489	2.1

Restricted Stock

Information regarding restricted stock for the following periods is summarized below:

	Year Ended December 31,
	2014	2013	2012
Shares granted	395,621	411,723	383,906
Weighted-average grant date fair value	$11.14	$9.85	$8.80
Fair value of awards vested (000's)	$3,066	$1,988	$2,098

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2014, and changes during the year then ended, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2014	897,189	$9.00
Granted	395,621	11.14
Forfeited/Canceled	(33,100)	9.83
Vested	(286,890)	8.83
Non-vested at December 31, 2014	972,820	$9.84

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

18. SHARE-BASED COMPENSATION - Continued

Stock Options

The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rates	1.89%	1.20%	1.76%
Expected dividend yield	3.59%	4.07%	2.27%
Expected volatility	53.39%	53.13%	51.09%
Expected lives (years)	5.92	6.98	7.88

Information regarding stock options as of December 31, 2014, and changes during the year ended are presented below:

(dollars in thousands, except share and per share data)		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

	Options
Outstanding at January 1, 2014	4,047,004	$15.06	2.6	$3,032
Granted	246,000	11.15
Exercised	(61,100)	7.64
Forfeited	(1,599,265)	16.83
Outstanding at December 31, 2014	2,632,639	13.79	3.5	2,016

Exercisable at December 31, 2014	2,028,207	$15.03	2.2	$1,346

The following table summarizes information related to stock options:

(dollars in thousands, except share and per share data)	Year Ended December 31,
	2014	2013	2012
Options granted	246,000	247,750	239,250
Weighted-average grant date fair value	$4.13	$3.47	$3.80
Fair value of awards vested	708	675	588
Proceeds from stock options exercised	467	900	708
Tax benefit recognized from stock options exercised	62	112	697
Intrinsic value of stock options exercised	176	321	352

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

	Year Ended December 31,
	2014	2013	2012
ESPP shares purchased	60,812	65,161	66,103
Weighted-average employee purchase price	$9.29	$9.44	$8.27

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

19.  INCOME TAXES

The components of the income tax expense included in the consolidated statements of income are as follows:

(dollars in thousands)	Year Ended December 31,
	2014	2013	2012
FEDERAL:
Current	$21,116	$9,339	$21,556
Deferred federal expense	12,393	59	10,845
	33,509	9,398	32,401
STATE:
Current	—	183	353
Deferred state expense	—	—	—
	—	183	353
Income tax expense	$33,509	$9,581	$32,754

The differences between income tax expense and the amount computed by applying the statutory federal income tax rate are as follows:

(dollars in thousands)	Year Ended December 31,
	2014	2013	2012
Computed tax expense at statutory rate	$46,276	$22,038	$46,082
State income tax expense, net	—	119	228
Decrease in taxes resulting from:
Tax-exempt loan and investment income	(12,141)	(12,927)	(13,861)
Amortization of goodwill and intangibles	(3)	(3)	(3)
Other, net	(623)	354	308
Income tax expense	$33,509	$9,581	$32,754

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

19.  INCOME TAXES - Continued

Deferred tax assets and liabilities are composed of the following:

(dollars in thousands)	December 31,
	2014	2013
Deferred tax assets
Allowance for loan losses	$31,736	$33,728
Tax credits	25,599	34,405
Net unrealized losses on investment securities available-for-sale	—	6,295
Accrued incentives and deferred compensation	8,713	8,688
Net operating loss	983	702
Pension	5,549	1,532
Accrued expenses	4,141	5,796
Share-based compensation	3,475	3,044
Write-downs on other real estate	660	30
Depreciation	155	—
	$81,011	$94,220
Deferred tax liabilities
Net unrealized gains on investment securities available-for-sale	$4,435	$—
Core deposit intangibles & acquisition related	5,129	5,904
Loan costs	8,720	7,352
Amortization	4,740	4,115
Depreciation	—	257
Mortgage servicing rights	505	—
	23,529	17,628
Net deferred tax asset (included in other assets)	$57,482	$76,592

The Company believes that it is more likely than not that the deferred tax assets will be realized based upon estimates of taxable income and tax planning strategies; as a result, no valuation allowance was recorded as of December 31, 2014 or 2013. The Company has adjusted its beginning and ending deferred tax assets and liabilities for prior acquisitions and reclassifications of tax reserves.

As of December 31, 2014, the Company’s deferred tax asset included a net operating loss (“NOL”) carry forward of $1.0 million which begins to expire in 11 years if not fully utilized and is limited annually due to an ownership change that occurred, as defined by Section 382 of the Internal Revenue Code, from prior acquisitions. The Company anticipates fully utilizing its NOL prior to its statutory expiration dates. The Company has the additional following carryover items: (1) low income housing credits of $0.3 million that will begin to expire in 2030 if not utilized; and (2) an alternative minimum tax credit of $24.3 million which has an indefinite life.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

19.  INCOME TAXES - Continued

Uncertain Tax Positions

The Company records a liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)
	2014	2013
Balance at January 1,	$1,037	$1,886
Additions based on tax positions related to the current year	75	107
Additions for tax positions of prior years	28	—
Reductions for tax positions of prior years	—	(343)
Reductions as a result of lapse of applicable statute of limitations	(421)	(613)
Balance at December 31,	$719	$1,037

The Company is subject to income taxes in the U.S. and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  The Company is no longer subject to U.S. federal tax examinations by the IRS before 2011, and is generally no longer subject to tax examinations by state and local tax authorities for the years before 2010.

20. CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY

The following table is a summary of selected financial information of National Penn Bancshares, Inc., parent company only:

(dollars in thousands)
	Year Ended December 31,
CONDENSED BALANCE SHEETS	2014	2013
Assets:
Cash (v)	$96,714	$11,056
Investment in bank subsidiaries	1,066,182	1,057,054
Investment in other subsidiaries	224,570	139,342
Other assets	5,453	2,142
Total assets	$1,392,919	$1,209,594
Liabilities and shareholders' equity:
Subordinated debentures	$77,321	$77,321
Senior long-term debt	125,000	—
Other liabilities	1,959	407
Shareholders' equity	1,188,639	1,131,866
Total liabilities and shareholders' equity	$1,392,919	$1,209,594

(v) For tax planning purposes, cash was transferred to a subsidiary of the Parent Company totaling $200 million at December 31, 2014 and $115 million at December 31, 2013. The cash was subsequently transferred back to the Parent Company.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

20. CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY - Continued

(dollars in thousands)
	Year Ended December 31,
CONDENSED STATEMENTS OF INCOME	2014	2013	2012
Income:
Equity in undistributed net (loss) earnings of subsidiaries (w)	$7,237	$(24,961)	$(110,930)
Dividends from subsidiaries	95,000	79,900	214,992
Interest and other income	64	2,206	913
Total income	102,301	57,145	104,975
Expense:
Interest on subordinated debentures	2,127	3,092	7,425
Other operating expenses	3,369	1,502	1,392
Total expense	5,496	4,594	8,817
Income before income taxes	96,805	52,551	96,158
Income tax (benefit)	(1,901)	(836)	(2,752)
Net income	$98,706	$53,387	$98,910

(w) During 2014, earnings of subsidiaries totaled $102 million and were netted by distributions to the Parent Company of $95.0 million.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

20. CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY - Continued

(dollars in thousands)
	Year Ended December 31,
CONDENSED STATEMENTS OF CASH FLOWS	2014	2013	2012
Cash flows from operating activities:
Net income	$98,706	$53,387	$98,910
Equity in undistributed net loss (earnings) of subsidiaries (w)	(7,237)	24,961	110,930
(Increase) decrease in other assets	(3,311)	(1,185)	4,843
Increase (decrease) in other liabilities	1,552	407	(1,835)
Other, net	—	(2,100)	—
Net cash provided by (used in) operating activities	89,710	75,470	212,848

Cash flows from investing activities:
Capital contributions to subsidiaries (v)	(200,000)	(115,000)	(150,000)
Capital received from subsidiaries	115,000	151,956	55,997
Outlays for business acquisitions	(58,436)	—	—
Other	43,742	—	—
Net cash provided by (used in) investing activities	(99,694)	36,956	(94,003)

Cash flows from financing activities:
Proceeds from advances from subsidiaries	—	—	1,063
Repayment of advances from subsidiaries	—	(65,206)	(1,746)
Proceeds from issuance of long-term debt	125,000	—	—
Common and treasury stock issuances	7,154	6,370	7,092
Purchase of treasury stock	(78,549)	—	(67,531)
Cash dividends	(57,963)	(43,697)	(61,401)
Other	100,000	—	—
Net cash used in financing activities	95,642	(102,533)	(122,523)

Net increase (decrease) in cash and cash equivalents	85,658	9,893	(3,678)

Cash and cash equivalents at beginning of year	11,056	1,163	4,841

Cash and cash equivalents at end of year (v)	$96,714	$11,056	$1,163

(v) For tax planning purposes, cash was transferred to a subsidiary of the Parent Company totaling $200 million at December 31, 2014 and $115 million at December 31, 2013. The cash was subsequently returned to the Parent Company.

(w) During 2014, earnings of subsidiaries totaled $102 million and were netted by distributions to the Parent Company of $95.0 million.

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

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

(dollars in thousands)	Community Banking
December 31, 2014		Other	Consolidated
Total assets	$9,711,763	$39,102	$9,750,865
Total deposits	6,729,745	—	6,729,745
Net interest income (expense)	260,777	(3,663)	257,114
Total non-interest income	49,000	43,175	92,175
Total non-interest expense	176,418	34,905	211,323
Net income	96,585	2,121	98,706
December 31, 2013
Total assets	8,551,806	40,042	8,591,848
Total deposits	6,072,578	—	6,072,578
Net interest income (expense)	255,030	(2,968)	252,062
Total non-interest income	52,968	45,099	98,067
Total non-interest expense	244,906	37,005	281,911
Net income	50,840	2,547	53,387
December 31, 2012
Total assets	8,485,482	44,040	8,529,522
Total deposits	5,935,565	—	5,935,565
Net interest income (expense)	261,098	(7,092)	254,006
Total non-interest income	53,784	42,184	95,968
Total non-interest expense	173,507	36,803	210,310
Net income (loss)	100,624	(1,714)	98,910

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

22. SUBSEQUENT EVENTS

On January 22, 2015, National Penn announced that the Board of Directors approved a common share repurchase plan of of $125 million. For additional information, see National Penn’s Current Report on Form 8-K dated January 22, 2015.
On February 6, 2015, National Penn completed the repurchase of 7.3 million shares of its common stock from two affiliates of Warburg Pincus, at $10.25 per share. As a result, the ownership of National Penn common stock by these shareholders was reduced to approximately 8.3% of National Penn's outstanding common stock. For additional information see National Penn's Current Report on From 8-K dated February 4, 2015.

Item  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls

National Penn's management is responsible for establishing and maintaining effective disclosure controls and procedures.  Disclosure controls and procedures are defined in Securities and Exchange Commission Rule 13a-15(e) as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms.  Disclosure controls and procedure include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Under the supervision of National Penn’s Chief Executive Officer and Chief Financial Officer, National Penn's management carried out an evaluation of the effectiveness of National Penn's disclosure controls and procedures as of the end of the period covered by this Report.  Based on that evaluation, National Penn's Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

National Penn's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  National Penn’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of National Penn's internal control over financial reporting as of December 31, 2014.  In making such assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, National Penn's management concluded that as of December 31, 2014 National Penn's internal control over financial reporting is effective.

National Penn's independent registered public accounting firm, KPMG LLP, audited National Penn's internal control over financial reporting as of December 31, 2014.  Their report, dated February 27, 2015, expressed an unqualified opinion on National Penn's internal control over financial reporting.  Their report is included in Item 8 within this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in National Penn's internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, National Penn's internal control over financial reporting.

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

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to executive officers of National Penn is included under Item 4A in Part I of this Report.  National Penn maintains a written Code of Conduct that applies to National Penn’s directors, executive officers, employees and others acting on behalf of National Penn, including our principal executive officer, principal financial officer, principal accounting officer, controller, and any other person performing similar functions.  The Code of Conduct may be accessed on National Penn's website, www.nationalpennbancshares.com by selecting "Governance Documents".  Other information required by this item is incorporated by reference to the sections captioned “Director Information,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” of National Penn’s definitive Proxy Statement (the “Proxy Statement”) to be used in connection with National Penn’s 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2015.

Item 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the sections captioned “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Corporate Governance,” and “Director Compensation” of the Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the sections captioned “Stock Ownership” and “Equity Compensation Plan Table” of the Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR  INDEPENDENCE

Information required by this item is incorporated by reference to the sections captioned “Corporate Governance” and “Related Party Transactions and Policies” of the Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to the sections captioned “Audit Committee Report” and “Audit and Non-Audit Fees” of the Proxy Statement.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           1.           Financial Statements.

The following consolidated financial statements are included in Part II, Item 8, of this Report:

National Penn Bancshares, Inc. and Subsidiaries:

•	Consolidated Balance Sheets as of December 31, 2014 and 2013.

•	Consolidated Statements of Income for fiscal years ended December 31, 2014, 2013, and 2012.

•	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2014, 2013, and 2012.

•	Consolidated Statement of Changes in Shareholders’ Equity for fiscal years ended December 31, 2014, 2013 and 2012.

•	Consolidated Statements of Cash Flows for fiscal years ended December 31, 2014, 2013 and 2012.

•	Notes to Consolidated Financial Statements.

2.           Financial Statement Schedules.

Financial statement schedules are omitted because the required information is either not applicable, not required, or is shown in the financial statements or in their notes.

(b)           Exhibits.

3.1
Articles of Incorporation, as amended and restated, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Report on Form 8-K dated April 24, 2009, as filed on April 24, 2009).

3.2
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

4.11
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

4.15
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

4.17
Loan Agreement, dated December 22, 2011, between U.S. Bank National Association and National Penn Bancshares, Inc., as amended December 22, 2012, August 8, 2013, and December 23, 2013. (Incorporated by reference to Exhibit 4.21 to National Penn’s Report on Form 10-K as filed on March 3, 2014).

4.18
Senior Debt Securities Indenture, dated as of September 16, 2014 between National Penn Bancshares, Inc. and U.S. Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to National Penn’s Report on Form 8-K dated September 16, 2014, as filed on September 16, 2014.)

4.19
First Supplemental Indenture, dated as of September 16, 2014 between National Penn Bancshares, Inc. and U.S. Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to National Penn’s Report on Form 8-K dated September 16, 2014, as filed on September 16, 2014).

4.20	Form of 4.25% Senior Note due 2024 (Incorporated by reference to Exhibit 4.3 to National Penn’s Report on Form 8-K dated September 16, 2014, as filed on September 16, 2014).
4.21	Fourth Amendment to Loan Agreement, by and between U.S. Bank National Association and National Penn Bancshares, Inc., dated December 19, 2014.
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

10.10
Amended and Restated Employment Agreement, dated as of January 28, 2008, among Keystone Nazareth Bank & Trust Company, KNBT Bancorp, Inc., National Penn Bancshares, Inc., National Penn Bank and Scott V. Fainor.*  (Incorporated by reference to Exhibit 10.83 to National Penn’s Annual Report on Form 10-K for the year ended December 31, 2007.)

10.11
Amendment to Employment Agreement dated January 27, 2010, among Keystone Nazareth Bank & Trust Company, KNBT Bancorp, Inc., National Penn Bancshares, Inc., National Penn Bank and Scott V. Fainor.* (Incorporated by reference to Exhibit 10.2 to  National Penn’s Report on Form 8-K dated February 1, 2010, as filed on February 1, 2010.)

10.12
Amended and Restated Employment Agreement, dated as of February 8, 2013, among National Penn Bancshares, Inc., National Penn Bank and Sandra L. Bodnyk. * (Incorporated by reference to Exhibit 10.1 to National Penn's Report on Form 8-K dated February 8, 2013, as filed on February 8, 2013.)

10.13
Employment Agreement, dated as of August 12, 2009, among National Penn Bancshares, Inc., National Penn Bank and Michael J. Hughes.*  (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated August 12, 2009, as filed on August 12, 2009.)

10.14
Amendment to Employment Agreement, dated as of February 8, 2013, among National Penn Bancshares, Inc., National Penn Bank and Michael J. Hughes.*  (Incorporated by reference to Exhibit 10.2 to National Penn’s Report on Form 8-K dated February 8, 2013, as filed on February 8, 2013.)

10.15
Executive Agreement dated February 1, 2008, among National Penn Bancshares, Inc., National Penn Bank, and David B. Kennedy.* (Incorporated by reference to Exhibit 10.26 to National Penn's Annual Report on Form 10-K for 2011, as filed on February 29, 2012.)

10.16
Amendatory Agreement dated as of January 27, 2010, between National Penn Bancshares, Inc., National Penn Bank and David B. Kennedy.* (Incorporated by reference to Exhibit 10.27 to National Penn's Annual Report on Form 10-K for 2011, as filed on February 29, 2012.)

10.17
Form of Restricted Stock Agreement for shares of restricted stock granted to executive officers.* (Incorporated by reference to Exhibit 10.24 to National Penn’s Annual Report on Form 10-K for 2013, as filed on March 3, 2014.)

10.18
Investment Agreement between National Penn Bancshares, Inc. and Warburg Pincus dated October 5, 2010. (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated October 6, 2010, as filed on October 6, 2010.)

10.19
Share Repurchase Agreement dated as of January 27, 2014, by and between Warburg Pincus Private Equity X, LP, Warburg Pincus X Partners, LP and National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 99.2 to National Penn’s Current Report on Form 8-K dated January 27, 2014, as filed on January 28, 2014.

10.20	National Penn Bancshares, Inc. 2014 Long-Term Incentive Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated April 22, 2014, as filed on April 25, 2014.)
10.21	Executive Agreement dated April 17, 2014, among National Penn Bancshares, Inc., National Penn Bank and Sean P. Kehoe.*
10.22
Share Repurchase Agreement, dated as of February 4, 2015, by and between Warburg Pincus Private Equity X, L.P., Warburg Pincus X Partners, L.P. and National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 99.2 to National Penn’s Current Report on Form 8-K dated February 4, 2015, as filed on February 4, 2015.)

10.23
Employment Agreement, dated as of February 8, 2015, among National Penn Bancshares, Inc., National Penn Bank and David B. Kennedy. * (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated February 8, 2015, as filed on February 9, 2015.)

12	Statements regarding computation of ratios
21	Subsidiaries of the Registrant.
23	Consent of KPMG LLP.
31.1	Certification of President and Chief Executive Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of National Penn Bancshares, Inc., pursuant to Commission Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
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

NATIONAL PENN BANCSHARES, INC.
(Registrant)

February 27, 2015	By	/s/ Scott V. Fainor
Scott V. Fainor
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Thomas A. Beaver	Director and Chairman	February 27, 2015
Thomas A. Beaver

/s/ Scott V. Fainor	Director, President and	February 27, 2015
Scott V. Fainor	Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey P. Feather	Director	February 27, 2015
Jeffrey P. Feather

/s/ Donna D. Holton	Director	February 27, 2015
Donna D. Holton

/s/ Thomas L. Kennedy	Director	February 27, 2015
Thomas L. Kennedy

/s/ Patricia L. Langiotti	Director	February 27, 2015
Patricia L. Langiotti

/s/ Christian F. Martin IV	Director	February 27, 2015
Christian F. Martin IV

/s/ Michael E. Martin	Director	February 27, 2015
Michael E. Martin

/s/ Natalye Paquin	Director	February 27, 2015
Natalye Paquin

/s/ R. Chadwick Paul Jr.	Director	February 27, 2015
R. Chadwick Paul Jr.

/s/ C. Robert Roth	Director	February 27, 2015
C. Robert Roth

/s/ Wayne R. Weidner	Director	February 27, 2015
Wayne R. Weidner

/s/ Michael J. Hughes	Senior Executive Vice President and	February 27, 2015
Michael J. Hughes	Chief Financial Officer
(Principal Financial Officer)

/s/ Stephen C. Lyons	Senior Vice President and	February 27, 2015
Stephen C. Lyons	Chief Accounting Officer
(Principal Accounting Officer)