Form 10-Q
period 2015-03-31
NATIONAL PENN BANCSHARES INC
filed 2015-05-08
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2015
Common Stock, no stated par value	140,100,525

 PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	Unaudited
	March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$102,500	$110,784
Interest-earning deposits with banks	131,166	303,055
Total cash and cash equivalents	233,666	413,839

Investment securities available-for-sale, at fair value	1,585,671	1,530,661
Investment securities held-to-maturity
(Fair value $916,468 and $949,935 for 2015 and 2014, respectively)	884,211	921,042
Other securities	67,288	67,512
Loans held-for-sale	11,239	4,178
Loans, net of allowance for loan losses of $89,729 and $90,675 for 2015 and 2014, respectively	6,030,476	6,051,604
Premises and equipment, net	113,217	116,414
Accrued interest receivable	30,018	29,491
Bank owned life insurance	198,123	171,775
Other real estate owned and other repossessed assets	5,474	4,867
Goodwill	302,940	302,244
Other intangible assets, net	7,985	8,757
Unconsolidated investments	8,101	8,124
Other assets	119,545	120,357
TOTAL ASSETS	$9,597,954	$9,750,865

LIABILITIES
Non-interest bearing deposits	$1,142,192	$1,085,158
Interest bearing deposits	5,555,070	5,644,587
Total deposits	6,697,262	6,729,745

Customer repurchase agreements	603,880	607,705
Federal Home Loan Bank advances	854,375	910,378
Senior long-term debt	125,000	125,000
Subordinated debentures	77,321	77,321
Accrued interest payable and other liabilities	109,021	112,077
TOTAL LIABILITIES	8,466,859	8,562,226

SHAREHOLDERS' EQUITY
Common stock, no stated par value; authorized 250,000,000 shares, issued: March 31, 2015 - 152,267,940; December 31, 2014 - 152,267,942	1,387,136	1,390,130
Accumulated deficit	(124,740)	(135,246)
Accumulated other comprehensive loss	(3,989)	(10,991)
Treasury stock: March 31, 2015 - 12,199,179 shares; December 31, 2014 - 5,131,856 shares	(127,312)	(55,254)
TOTAL SHAREHOLDERS' EQUITY	1,131,095	1,188,639
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,597,954	$9,750,865

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)	Three Months Ended March 31,
	2015	2014
INTEREST INCOME
Loans, including fees	$58,424	$52,582
Investment securities
Taxable	12,512	11,121
Tax-exempt	6,120	6,404
Deposits with banks	38	26
Total interest income	77,094	70,133
INTEREST EXPENSE
Deposits	4,521	4,773
Customer repurchase agreements	405	393
Repurchase agreements	—	601
Federal Home Loan Bank advances	1,593	1,548
Senior long-term debt	1,366	—
Subordinated debentures	527	529
Total interest expense	8,412	7,844
Net interest income	68,682	62,289
Provision for loan losses	1,000	1,251
Net interest income after provision for loan losses	67,682	61,038
NON-INTEREST INCOME
Wealth management	6,650	6,866
Service charges on deposit accounts	3,307	3,384
Insurance commissions and fees	3,182	3,597
Cash management and electronic banking fees	4,714	4,526
Mortgage banking	1,374	716
Bank owned life insurance	1,374	1,198
Earnings (losses) of unconsolidated investments	—	(477)
Other operating income	2,329	1,660
Net gains on sales of available-for-sale investment securities	—	8
Total non-interest income	22,930	21,478
NON-INTEREST EXPENSE
Salaries, wages and employee benefits	29,998	29,201
Premises and equipment	9,147	8,212
FDIC insurance	1,458	1,317
Other operating expenses	13,979	13,607
Total non-interest expense	54,582	52,337
Income before income taxes	36,030	30,179
Income tax expense	9,303	7,469
NET INCOME	$26,727	$22,710
PER SHARE
Basic earnings	$0.19	$0.16
Diluted earnings	$0.19	$0.16
Dividends paid in cash	$0.11	$0.10

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31, 2015
(dollars in thousands)	Before Tax Amount	Income Tax Expense (benefit)	Net of Tax Amount
Net income	$36,030	$9,303	$26,727

Unrealized holding gains arising during the period on investment securities	10,573	3,701	6,872
Less net gains on sales of available-for-sale investment securities realized in net income	—	—	—
Unrealized gains on investment securities	10,573	3,701	6,872

Pension adjustments	200	70	130
Other comprehensive income	10,773	3,771	7,002

Total comprehensive income	$46,803	$13,074	$33,729

	Three Months Ended March 31, 2014
(dollars in thousands)	Before Tax Amount	Income Tax Expense (benefit)	Net of Tax Amount
Net income	$30,179	$7,469	$22,710

Unrealized holding gains arising during the period on investment securities	24,298	8,505	15,793
Less net gains on sales of available-for-sale investment securities realized in net income	8	3	5
Unrealized gains on investment securities	24,290	8,502	15,788

Pension adjustments	114	40	74
Other comprehensive income	24,404	8,542	15,862

Total comprehensive income	$54,583	$16,011	$38,572

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)	Common		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Value			Treasury Stock	Total
Balance at December 31, 2014	147,136,084	$1,390,130	$(135,246)	$(10,991)	$(55,254)	$1,188,639
Comprehensive income:
Net income			26,727			26,727
Other comprehensive income, net of taxes				7,002		7,002
Total comprehensive income						33,729

Cash dividends declared, common			(16,221)			(16,221)
Shares issued under share-based plans, net of excess tax benefits	402,731	(2,994)			4,458	1,464
Common shares repurchased under authorized repurchase plan	(7,470,054)				(76,516)	(76,516)
Balance at March 31, 2015	140,068,761	$1,387,136	$(124,740)	$(3,989)	$(127,312)	$1,131,095

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,727	$22,710
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,000	1,251
Depreciation and amortization	3,379	2,690
Amortization of premiums and discounts on investment securities, net	375	136
Net gains from sales of investment securities	—	(8)
Bank owned life insurance policy income	(1,374)	(1,198)
Share-based compensation expense	1,204	1,014
Unconsolidated investment distributions, net	23	499
Loans originated for resale	(33,398)	(19,618)
Proceeds from sale of loans originated for resale	27,339	19,933
Gains on sale of loans, net	(1,002)	(535)
(Gains) losses of other real estate owned, net	(37)	42
Changes in assets and liabilities:
Increase in accrued interest receivable	(527)	(278)
Decrease in accrued interest payable	(2,802)	(1,263)
Increase in other assets	(3,433)	(604)
Decrease in other liabilities	(846)	(14,155)
Net cash provided by operating activities	16,628	10,616
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of investment securities held-to-maturity	37,326	8,164
Proceeds from maturities and repayments of investment securities available-for-sale	67,761	68,575
Proceeds from sale of investment securities available-for-sale	—	476
Purchase of investment securities available-for-sale	(113,068)	(81,144)
Proceeds from sale (purchases) of other securities	225	(14)
Proceeds from sale of loans previously held for investment	—	815
Proceeds from sale of acquired credit impaired loans	9,620	—
Decrease (increase) in loans	9,637	(45,455)
Net change in premises and equipment	624	(3,617)
Proceeds from the sale of other real estate owned	217	82
Purchase of bank owned life insurance	(25,000)	—
Net cash used in investing activities	(12,658)	(52,118)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in transaction and savings deposit accounts	(14,592)	101,912
Net decrease in time deposits	(17,891)	(35,066)
Net (decrease) increase in customer repurchase agreements	(3,825)	9,434
Net decrease in FHLB advances	(55,997)	(45,648)
Proceeds from shares issued, share-based plans	973	877
Excess tax benefit (expense) on share-based plans	(74)	97
Common stock repurchases	(76,516)	(75,390)
Cash dividends, common	(16,221)	(13,911)
Net cash used in financing activities	(184,143)	(57,695)
Net decrease in cash and cash equivalents	(180,173)	(99,197)
Cash and cash equivalents at beginning of year	413,839	283,523
Cash and cash equivalents at end of period	$233,666	$184,326

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CASH FLOW DISCLOSURES

The Company considers cash and due from banks and interest earning deposits with banks to be cash equivalents for the purposes of reporting cash flows. Cash paid for interest and income taxes is as follows:

(dollars in thousands)	Three Months Ended March 31,
	2015	2014
Interest	$11,214	$6,581
Income taxes	6,034	5,028

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States ("GAAP"). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of these financial statements have been included.  These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for National Penn Bancshares, Inc. (the “Company” or “National Penn”) for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”).  The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The consolidated financial statements include the balances of the Company and its wholly owned subsidiary, National Penn Bank.  All material inter-company balances have been eliminated. References to the Company include all the Company’s subsidiaries unless otherwise noted.

2.  BUSINESS COMBINATION

On October 24, 2014, the Company completed its acquisition of TF Financial Corporation ("TF Financial"), a savings and loan holding company, and its wholly-owned subsidiary, 3rd Fed Bank. Headquartered in Newtown, Pennsylvania, TF Financial operated eighteen branch offices in Pennsylvania and New Jersey and had acquisition date estimated fair values of approximately $801 million of assets, which included $595 million of loans, and $658 million of deposits. The assets and liabilities of TF Financial were recorded on National Penn's consolidated balance sheet at their preliminary estimated fair values as of October 24, 2014, the acquisition date, and TF Financial's results of operations have been included in the Company's consolidated statements of income and comprehensive income since that date.

The acquisition was valued at approximately $136 million, consisting of $58.4 million in cash and the issuance of 8,030,953 shares of the Company's common stock valued at $77.3 million, in exchange for 1,903,139 shares of TF Financial common stock.

Based on a preliminary purchase price allocation, the Company recorded $44 million in goodwill and $4.8 million in core deposit intangibles as a result of the acquisition. The amount of goodwill recorded reflects the excess purchase price over the estimated fair value of the net assets acquired. Based upon further review of the purchased credit-impaired ("PCI") loan portfolio, the Company recorded an additional $0.7 million in goodwill during the three months ended March 31, 2015 . None of the goodwill is deductible for income tax purposes. Refer to Footnote 5 within this section for additional information related to the acquired loan portfolio.

3.  EARNINGS PER SHARE

The components of the Company’s basic and diluted earnings per share are as follows:

(dollars in thousands, except share data)	Three Months Ended March 31,
	2015	2014
Net income	$26,727	$22,710
Calculation of shares
Weighted average basic shares	142,911,230	141,360,180
Dilutive effect of share-based compensation	602,190	516,886
Weighted average fully diluted shares	143,513,420	141,877,066

Earnings per share
Basic	$0.19	$0.16
Diluted	$0.19	$0.16

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

3.  EARNINGS PER SHARE - Continued

The following stock options were excluded from the computation of earnings per share as they were anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Stock options	1,746,196	3,213,261
Exercise price
Low	$8.69	$8.69
High	$21.49	$21.49

4.  INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities at March 31, 2015 are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
U.S. Government agencies	$1,000	$5	$—	$1,005
State and municipal bonds	63,758	4,496	(55)	68,199
Agency mortgage-backed securities/collateralized mortgage obligations	1,486,708	25,098	(5,586)	1,506,220
Corporate securities and other	4,109	538	(333)	4,314
Marketable equity securities	3,583	2,450	(100)	5,933
Total	$1,559,158	$32,587	$(6,074)	$1,585,671

	Carrying Value (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity
U.S. Government agencies	$3,874	$109	$—	$3,983
State and municipal bonds	532,287	25,679	(125)	557,841
Agency mortgage-backed securities/collateralized mortgage obligations	346,604	6,873	(296)	353,181
Corporate securities and other	1,446	17	—	1,463
Total	$884,211	$32,678	$(421)	$916,468

(a) For securities which were transferred from the available-for-sale category to held-to maturity, the carrying value of the transferred securities represents their fair value at the date of transfer adjusted for subsequent amortization.  The carrying value of all other held-to-maturity securities represents their amortized cost.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

4.  INVESTMENT SECURITIES - Continued

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities at December 31, 2014 are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
U.S. Government agencies	$1,000	$7	$—	$1,007
State and municipal bonds	63,674	4,488	(82)	68,080
Agency mortgage-backed securities/collateralized mortgage obligations	1,442,102	19,234	(9,875)	1,451,461
Corporate securities and other	4,109	600	(348)	4,361
Marketable equity securities	3,583	2,169	—	5,752
Total	$1,514,468	$26,498	$(10,305)	$1,530,661

	Carrying Value (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity
U.S. Government agencies	$3,869	$55	$—	$3,924
State and municipal bonds	551,627	24,480	(63)	576,044
Agency mortgage-backed securities/collateralized mortgage obligations	364,100	5,098	(694)	368,504
Corporate securities and other	1,446	21	(4)	1,463
Total	$921,042	$29,654	$(761)	$949,935

(a) For securities which were transferred from the available-for-sale category to held-to maturity, the carrying value of the transferred securities represents their fair value at the date of transfer adjusted for subsequent amortization.  The carrying value of all other held-to-maturity securities represents their amortized cost.

Gains and losses from sales of available-for-sale investment securities are as follows:

(dollars in thousands)	Three Months Ended March 31,
	2015	2014
Gains	$—	$8
Losses	—	—
Net gains from sales of available-for-sale investment securities	$—	$8

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

4.  INVESTMENT SECURITIES - Continued

The following tables indicate the length of time individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014, respectively.

March 31, 2015

(dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	34	$14,858	$(102)	$8,747	$(78)	$23,605	$(180)
Agency mortgage-backed securities/collateralized mortgage obligations	97	159,959	(492)	264,535	(5,390)	424,494	(5,882)
Corporate securities and other	2	—	—	1,165	(333)	1,165	(333)
Total debt securities	133	174,817	(594)	274,447	(5,801)	449,264	(6,395)
Marketable equity securities	1	296	(100)	—	—	296	(100)
Total	134	$175,113	$(694)	$274,447	$(5,801)	$449,560	$(6,495)

December 31, 2014

(dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	29	$9,166	$(47)	$10,572	$(98)	$19,738	$(145)
Agency mortgage-backed securities/collateralized mortgage obligations	123	250,975	(1,763)	296,419	(8,806)	547,394	(10,569)
Corporate securities and other	3	1,010	(4)	1,150	(348)	2,160	(352)
Total	155	$261,151	$(1,814)	$308,141	$(9,252)	$569,292	$(11,066)

The fair value of investment securities pledged as collateral are presented below:

(dollars in thousands)	March 31, 2015	December 31, 2014
Deposits	$879,364	$1,038,073
Customer repurchase agreements	654,798	662,737
Other	72,933	75,939
Total	$1,607,095	$1,776,749

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

4.  INVESTMENT SECURITIES - Continued

The specified values of investment securities, by contractual maturity, at March 31, 2015 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Carrying Value	Fair Value
Due in one year or less	$5,336	$5,477	$719	$727
Due after one through five years	58,177	62,734	16,558	16,735
Due after five through ten years	164,010	170,764	242,562	253,180
Due after ten years	1,328,052	1,340,763	624,372	645,826
Marketable equity securities	3,583	5,933	—	—
Total	$1,559,158	$1,585,671	$884,211	$916,468

Evaluation of Impairment of Securities

The Company did not record any other-than-temporary impairment ("OTTI") losses for the three months ended March 31, 2015 and 2014.

As of March 31, 2015 and December 31, 2014, accumulated other comprehensive income did not include any impairment related charges for the non-credit-related components of OTTI.

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

At March 31, 2015, gross unrealized losses totaled $6.5 million, and the gross unrealized losses of securities in an unrealized loss position for twelve months or longer totaled $5.8 million, of which $5.4 million is attributable to agency mortgage-backed securities and $0.4 million attributable to state and municipal securities and other.  The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). As a result of its review and considering the attributes of the individual securities, the Company concluded that the securities were not other-than-temporarily impaired.

Because the Company does not intend to sell these investments and it is not more likely than not it will be required to sell these investments before a recovery of carrying value, which may be maturity, the Company does not consider the securities in an unrealized loss position for twelve months or longer to be other-than-temporarily impaired.

Other securities on the Company’s consolidated balance sheet totaled $67.3 million and $67.5 million as of March 31, 2015 and December 31, 2014, respectively. The balance includes Federal Loan Home Bank ("FHLB") of Pittsburgh stock and Federal Reserve Bank stock. These securities lack a market, and as such they are carried at par/cost since their fair value is not readily determinable. The Company evaluates, and will continue to evaluate, these securities for impairment each reporting period and has concluded the carrying value of these securities is not impaired. During 2015, the FHLB of Pittsburgh repurchased an additional $0.2 million, net, of capital stock from the Company at par/cost. Also, during 2015 and 2014 the Company received and recorded dividends on its FHLB stock.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

5.  LOANS

The following table summarizes loans outstanding, net of unearned income:

March 31, 2015
(dollars in thousands)	Originated Loans	Acquired Loans	Total
Commercial and industrial	$2,605,127	$50,248	$2,655,375

CRE - permanent	1,104,979	121,868	1,226,847
CRE - construction	161,962	7,309	169,271
Commercial real estate	1,266,941	129,177	1,396,118

Residential mortgages	644,978	239,968	884,946
Home equity	778,917	122,354	901,271
All other consumer	282,364	131	282,495
Consumer	1,706,259	362,453	2,068,712

Loans	$5,578,327	$541,878	$6,120,205

December 31, 2014
(dollars in thousands)	Originated Loans	Acquired Loans	Total
Commercial and industrial	$2,548,438	$51,429	$2,599,867

CRE - permanent	1,092,006	137,312	1,229,318
CRE - construction	196,554	6,988	203,542
Commercial real estate	1,288,560	144,300	1,432,860

Residential mortgages	654,617	253,740	908,357
Home equity	783,248	130,582	913,830
All other consumer	287,224	141	287,365
Consumer	1,725,089	384,463	2,109,552

Loans	$5,562,087	$580,192	$6,142,279

The carrying amount of acquired loans at March 31, 2015 totaled $542 million. The carrying value of acquired, non-impaired loans was $540 million as of March 31, 2015, inclusive of a net fair value adjustment of $4.6 million, which will be accreted to interest income over the remaining life of the related portfolio. At March 31, 2015, the carrying value of loans acquired with deteriorated credit quality, or purchased credit-impaired ("PCI") loans, was $1.6 million, inclusive of a $1.4 million fair value adjustment. PCI loans are accounted for in accordance with ASC 310-30. The Company continues to evaluate the credit performance of the PCI loan portfolio and its potential resolution, which may include individual and/or bulk loan settlements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

5.  LOANS - Continued

The following tables present classifications for originated loans:

March 31, 2015	Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified	Non-Performing	Total
Commercial and industrial	$2,494,993	$24,407	$64,265	$21,462	$2,605,127

CRE - permanent	1,080,444	5,573	11,667	7,295	1,104,979
CRE - construction	149,795	688	3,275	8,204	161,962
Commercial real estate	1,230,239	6,261	14,942	15,499	1,266,941

Residential mortgages	629,385	—	878	14,715	644,978
Home equity	773,355	—	632	4,930	778,917
All other consumer	276,795	—	3,980	1,589	282,364
Consumer	1,679,535	—	5,490	21,234	1,706,259

Originated loans	$5,404,767	$30,668	$84,697	$58,195	$5,578,327

Percent of originated loans	96.89%	0.55%	1.52%	1.04%	100.00%

December 31, 2014	Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified	Non-Performing	Total
Commercial and industrial	$2,431,251	$24,129	$70,765	$22,293	$2,548,438

CRE - permanent	1,065,916	4,351	13,307	8,432	1,092,006
CRE - construction	182,554	701	5,186	8,113	196,554
Commercial real estate	1,248,470	5,052	18,493	16,545	1,288,560

Residential mortgages	640,344	—	314	13,959	654,617
Home equity	778,611	—	335	4,302	783,248
All other consumer	280,975	—	4,256	1,993	287,224
Consumer	1,699,930	—	4,905	20,254	1,725,089

Originated loans	$5,379,651	$29,181	$94,163	$59,092	$5,562,087

Percent of originated loans	96.73%	0.52%	1.69%	1.06%	100.00%

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

5.  LOANS - Continued

The following tables present classifications for acquired loans:

March 31, 2015	Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified	PCI	Total
Commercial and industrial	$49,649	$599	$—	$—	$50,248

CRE - permanent	120,219	—	—	1,649	121,868
CRE - construction	7,309	—	—	—	7,309
Commercial real estate	127,528	—	—	1,649	129,177

Residential mortgages	239,928	—	40	—	239,968
Home equity	122,328	—	26	—	122,354
All other consumer	131	—	—	—	131
Consumer	362,387	—	66	—	362,453

Acquired loans	$539,564	$599	$66	$1,649	$541,878

Percent of acquired loans	99.58%	0.11%	0.01%	0.30%	100.00%

December 31, 2014	Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified	PCI	Total
Commercial and industrial	$49,091	$697	$418	$1,223	$51,429

CRE - permanent	122,952	7,840	1,409	5,111	137,312
CRE - construction	6,931	—	—	57	6,988
Commercial real estate	129,883	7,840	1,409	5,168	144,300

Residential mortgages	252,454	—	31	1,255	253,740
Home equity	130,552	—	30	—	130,582
All other consumer	141	—	—	—	141
Consumer	383,147	—	61	1,255	384,463

Acquired loans	$562,121	$8,537	$1,888	$7,646	$580,192

Percent of acquired loans	96.88%	1.47%	0.33%	1.32%	100.00%

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

5.  LOANS - Continued

The following table presents the details for past due loans:

March 31, 2015	Past Due and Still Accruing				Accruing Current Balances		Non-Accrual Balances (c)	Total Balances
(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More (b)	Total		PCI Loans
Commercial and industrial	$1,705	$268	$—	$1,973	$2,632,295	$—	$21,107	$2,655,375

CRE - permanent	848	—	—	848	1,217,569	1,649	6,781	1,226,847
CRE - construction	—	—	—	—	161,067	—	8,204	169,271
Commercial real estate	848	—	—	848	1,378,636	1,649	14,985	1,396,118

Residential mortgages	2,342	444	425	3,211	873,409	—	8,326	884,946
Home equity	3,613	1,401	658	5,672	891,837	—	3,762	901,271
All other consumer	2,368	749	1,147	4,264	276,773	—	1,458	282,495
Consumer	8,323	2,594	2,230	13,147	2,042,019	—	13,546	2,068,712

Loans	$10,876	$2,862	$2,230	$15,968	$6,052,950	$1,649	$49,638	$6,120,205

Percent of loans	0.18%	0.05%	0.04%	0.26%		0.03%	0.81%

December 31, 2014	Past Due and Still Accruing				Accruing Current Balances		Non-Accrual Balances (c)	Total Balances
(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More (b)	Total		PCI Loans
Commercial and industrial	$738	$369	$137	$1,244	$2,575,469	$1,223	$21,931	$2,599,867

CRE - permanent	2,052	286	57	2,395	1,213,897	5,111	7,915	1,229,318
CRE - construction	425	—	—	425	194,947	57	8,113	203,542
Commercial real estate	2,477	286	57	2,820	1,408,844	5,168	16,028	1,432,860

Residential mortgages	6,013	1,363	304	7,680	891,716	1,255	7,706	908,357
Home equity	4,596	579	365	5,540	904,864	—	3,426	913,830
All other consumer	3,039	657	1,320	5,016	280,603	—	1,746	287,365
Consumer	13,648	2,599	1,989	18,236	2,077,183	1,255	12,878	2,109,552

Loans	$16,863	$3,254	$2,183	$22,300	$6,061,496	$7,646	$50,837	$6,142,279

Percent of loans	0.27%	0.05%	0.04%	0.36%		0.12%	0.83%

(b) Loans 90 days or more past due remain on accrual status if they are well secured and collection of all principal and interest is probable.
(c) At March 31, 2015, non-accrual balances included troubled debt restructurings of $17.8 million commercial and industrial, $13.7 million of commercial real estate, and $3.4 million of consumer loans. At December 31, 2014, non-accrual balances included troubled debt restructurings of $8.2 million of commercial and industrial, $14.0 million of commercial real estate, and $3.4 million of consumer loans.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

5.  LOANS - Continued

Additional details for changes in the allowance for loan losses by loan portfolio for originated loans are as follows:

March 31, 2015
(dollars in thousands)
Three Months Ended	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$39,982	$18,696	$21,390	$10,607	$90,675
Charge-offs	(783)	(623)	(1,668)	—	(3,074)
Recoveries	361	117	650	—	1,128
Provision	1,574	(14)	16	(576)	1,000
Ending balance	$41,134	$18,176	$20,388	$10,031	$89,729
Allowance for loan losses:
Individually evaluated for impairment	$8,137	$3,847	$2,218	$—	$14,202
Collectively evaluated for impairment	32,997	14,329	18,170	10,031	75,527
Total allowance for loan losses	$41,134	$18,176	$20,388	$10,031	$89,729
Originated loans:
Individually evaluated for impairment	$21,548	$18,231	$21,842	$—	$61,621
Collectively evaluated for impairment	2,583,579	1,248,710	1,684,417	—	5,516,706
Originated loans	$2,605,127	$1,266,941	$1,706,259	$—	$5,578,327

March 31, 2014
(dollars in thousands)
Three Months Ended	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$41,288	$22,653	$21,478	$10,948	$96,367
Charge-offs	(1,335)	(527)	(3,156)	—	(5,018)
Recoveries	185	74	393	—	652
Provision	559	(2,003)	3,149	(454)	1,251
Ending balance	$40,697	$20,197	$21,864	$10,494	$93,252
Allowance for loan losses:
Individually evaluated for impairment	$2,981	$2,284	$1,988	$—	$7,253
Collectively evaluated for impairment	37,716	17,913	19,876	10,494	85,999
Total allowance for loan losses	$40,697	$20,197	$21,864	$10,494	$93,252
Originated loans:
Individually evaluated for impairment	$13,822	$17,266	$17,787	$—	$48,875
Collectively evaluated for impairment	2,490,772	1,187,591	1,645,318	—	5,323,681
Originated loans	$2,504,594	$1,204,857	$1,663,105	$—	$5,372,556

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

5.  LOANS - Continued

Impaired loan details are as follows and exclude loans acquired with deteriorated credit quality:

March 31, 2015	Recorded Investment
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance
Commercial and industrial	$15,597	$5,951	$21,548	$4,513	$26,061	$8,137

CRE - permanent	8,798	1,229	10,027	5,802	15,829	2,395
CRE - construction	8,204	—	8,204	970	9,174	1,452
Commercial real estate	17,002	1,229	18,231	6,772	25,003	3,847

Residential mortgages	6,870	8,338	15,208	438	15,646	1,631
Home equity	1,231	3,699	4,930	437	5,367	537
All other consumer	246	1,458	1,704	—	1,704	50
Consumer	8,347	13,495	21,842	875	22,717	2,218

Total	$40,946	$20,675	$61,621	$12,160	$73,781	$14,202

December 31, 2014	Recorded Investment
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance
Commercial and industrial	$17,343	$5,041	$22,384	$3,981	$26,365	$7,165

CRE - permanent	9,062	2,120	11,182	7,821	19,003	2,574
CRE - construction	7,585	528	8,113	970	9,083	1,332
Commercial real estate	16,647	2,648	19,295	8,791	28,086	3,906

Residential mortgages	5,894	8,109	14,003	457	14,460	1,503
Home equity	850	3,452	4,302	436	4,738	295
All other consumer	397	1,596	1,993	—	1,993	200
Consumer	7,141	13,157	20,298	893	21,191	1,998

Total	$41,131	$20,846	$61,977	$13,665	$75,642	$13,069

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

5.  LOANS - Continued

The following table presents additional details related to the Company's impaired loans, excluding PCI loans. Interest income recognized for the three months ended March 31, 2015 and 2014 primarily represents amounts earned on accruing TDR's.

	Three Months Ended March 31,
	2015		2014
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial and industrial	$21,841	$5	$14,666	$6

CRE - permanent	10,101	6	8,500	6
CRE - construction	8,265	—	10,556	—
Commercial real estate	18,366	6	19,056	6

Residential mortgages	15,262	34	13,934	34
Home equity	4,631	5	5,174	3
All other consumer	1,811	4	1,890	2
Consumer	21,704	43	20,998	39

Total	$61,911	$54	$54,720	$51

The following table presents details of the Company’s loans which experienced a troubled debt restructuring and are performing according to the modified terms. The Company’s restructured loans are included within non-performing loans and impaired loans in the preceding tables.

(dollars in thousands)	March 31, 2015	December 31, 2014
Commercial and industrial	$355	$362
CRE - permanent	514	517
Residential mortgages	6,389	6,253
Home equity	1,168	876
All other consumer	131	247
Total restructured loans	$8,557	$8,255

Undrawn commitments to lend on restructured loans	$—	$—

The Company modifies loans to consumers secured by residential mortgages and home equity loans utilizing a program modeled after government assisted programs in order to help customers who are experiencing financial difficulty and are in jeopardy of losing their homes to foreclosure.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

6.  DEPOSITS

(dollars in thousands)	March 31, 2015	December 31, 2014
NOW accounts	$1,880,649	$1,913,399
Money market accounts	1,755,276	1,827,233
Savings accounts	711,375	678,294
Time deposits less than $100	872,906	891,964
Time deposits $100 or greater	334,864	333,697
Total interest bearing deposits	5,555,070	5,644,587
Non-interest bearing deposits	1,142,192	1,085,158
Total deposits	$6,697,262	$6,729,745

At March 31, 2015, time deposits were scheduled to mature as follows:

(dollars in thousands)
2015	$588,108
2016	246,967
2017	122,428
2018	59,095
2019	172,864
Thereafter	18,308
Total	$1,207,770

7.  CONTINGENCIES

In the normal course of business, the Company is named as a defendant in various lawsuits.  Accruals are established for legal proceedings when information related to the loss contingencies indicates that a loss settlement is both probable and can be estimated. At March 31, 2015, the Company did not have material amounts accrued for legal proceedings as it is the opinion of management that the resolution of such suits will not have a material effect on the financial position or results of operations of the Company. The outcome of legal proceedings is inherently uncertain, and as a result, the amounts recorded may not represent the Company's ultimate loss upon resolution. Thus, the Company’s exposure and ultimate losses may be higher or lower than amounts accrued or estimated as the reasonably possible exposure.

8.  ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) was comprised of the following components, after tax:

(dollars in thousands)	March 31, 2015	December 31, 2014
Unrealized gains on investment securities	$15,108	$8,236
Pension	(19,097)	(19,227)
Total accumulated other comprehensive loss	$(3,989)	$(10,991)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

9.  SHAREHOLDERS' EQUITY

In the first quarter of 2015, the Company declared a cash dividend of $0.11 per share, or $16.2 million, which was paid on February 17, 2015, to shareholders of record as of February 2, 2015.

On January 22, 2015, the Company announced that the Board of Directors approved a common share repurchase plan of $125 million. The authorization of this repurchase plan superseded all pre-existing share repurchase plans. During the first quarter of 2015, the Company repurchased 7.5 million shares of common stock totaling $76.5 million pursuant to this plan, inclusive of the repurchase of 7.3 million shares of common stock totaling $75.0 million from Warburg Pincus LLC ("Warburg Pincus") at $10.25 per share.

On March 16, 2015, the Company announced that funds affiliated with Warburg Pincus agreed to sell 11,565,072 shares of National Penn’s common stock, which comprised approximately 8.3% of outstanding shares, at $10.56 per share in an underwritten secondary offering pursuant to National Penn's shelf registration statement filed with the Securities and Exchange Commission. The transaction closed on March 20, 2015. Immediately following the completion of the offering, Warburg Pincus no longer owns any shares of National Penn’s common stock. No shares of common stock were sold by National Penn, and Warburg Pincus received all of the proceeds from the offering.

On April 16, 2015, the Company announced a second quarter cash dividend of $0.11 per share to be paid on May 15, 2015 to shareholders of record as of May 4, 2015.

10.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The notional amount of financial instruments whose contract amounts represent credit risk:

(dollars in thousands)	March 31, 2015	December 31, 2014
Commitments to extend credit	$1,935,206	$1,960,419
Commitments to fund mortgages	40,213	27,599
Commitments to sell mortgages to investors	37,249	20,228
Letters of credit	159,914	152,714

Summary information regarding interest rate swap derivative positions which were not designated in hedging relationships are as follows:

March 31, 2015
(dollars in thousands)	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Receive fixed - pay floating interest rate swaps	170	$626,246	$31,026	$—	4.53%	2.19%	6.00
Pay fixed - receive floating interest rate swaps	170	626,246	—	31,026	2.19%	4.53%	6.00
Interest rate swaps		$1,252,492	$31,026	$31,026	3.36%	3.36%	6.00

December 31, 2014
(dollars in thousands)	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Receive fixed - pay floating interest rate swaps	165	$596,252	$24,786	$546	4.64%	2.28%	5.89
Pay fixed - receive floating interest rate swaps	165	596,252	546	24,786	2.28%	4.64%	5.89
Interest rate swaps		$1,192,504	$25,332	$25,332	3.46%	3.46%	5.89

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

10.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

The Company enters into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps are considered derivatives but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them. In response, the Company enters into offsetting interest rate swaps with counterparties for interest rate risk management purposes. The counterparty swaps are also considered derivatives and are also not designated in hedging relationships. Changes in the fair value of the customer and counterparty swaps are recorded net in the consolidated statement of income. Because these amounts offset each other, there was no impact on other operating income for the three months ended March 31, 2015. For additional analysis of the fair value of interest rate swaps refer to Footnote 12 within this section.

The following summarizes the Company’s derivative activity:

Income Statement Effect
	Balance Sheet Effect at	for the Three Months Ended
Derivative Instruments	March 31, 2015	March 31, 2015

Interest rate swaps	Increase to other assets/liabilities of $31.0 million.	No net effect on other operating income from offsetting $5.7 million change.

Other derivatives:
Interest rate locks	Increase to other assets of $0.1 million.	Increase to mortgage banking income of less than $0.1 million.
Forward sale commitments	Increase to other liabilities of $0.3 million.	Decrease to mortgage banking income of $0.1 million.

Income Statement Effect
	Balance Sheet Effect at	for the Three Months Ended
Derivative Instruments	December 31, 2014	March 31, 2014

Interest rate swaps	Increase to other assets/liabilities of $25.3 million.	No net effect on other operating income from offsetting $1.5 million change.

Other derivatives:
Interest rate locks	Increase to other assets of less than $0.1 million.	Decrease to mortgage banking income of less than $0.1 million.
Forward sale commitments	Increase to other liabilities of $0.2 million.	Decrease to mortgage banking income of $0.2 million.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

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

The following table presents information about financial instruments that are eligible for offset:

March 31, 2015
(dollars in thousands)
Liabilities	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet
Derivatives - Interest Rate Swaps	$31,026	$—	$31,026

December 31, 2014
(dollars in thousands)
Assets	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet
Derivatives - Interest Rate Swaps	$546	$—	$546

Liabilities
Derivatives - Interest Rate Swaps	$24,786	$—	$24,786

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

11. BALANCE SHEET OFFSETTING - Continued

The following table represents a reconciliation of the net amounts of interest rate swap derivative assets and liabilities presented in the balance sheet to the net amounts that would result in the event of offset, by counterparty:

March 31, 2015
(dollars in thousands)		Gross Amounts Not Offset in the Balance Sheet
Liabilities	Net Amounts Presented in the Balance Sheet	Financial Instruments (d)	Cash Collateral (e)	Net Amount
Counterparty A	$11,369	$—	$(11,095)	$274
Counterparty B	8,999	—	(8,700)	299
Counterparty C	8,229	—	(8,100)	129
All Other Counterparties	2,429	—	(2,340)	89
Total Liabilities	$31,026	$—	$(30,235)	$791

December 31, 2014
(dollars in thousands)		Gross Amounts Not Offset in the Balance Sheet
Assets	Net Amounts Presented in the Balance Sheet	Financial Instruments (d)	Cash Collateral (e)	Net Amount
Counterparty A	$536	$(536)	$—	$—
All Other Counterparties	10	(10)	—	—
Total Assets	$546	$(546)	$—	$—

Liabilities
Counterparty A	$10,142	$(536)	$(9,614)	$(8)
Counterparty B	7,378	—	(7,140)	238
Counterparty C	4,789	—	(4,590)	199
All Other Counterparties	2,477	(10)	(2,481)	(14)
Total Liabilities	$24,786	$(546)	$(23,825)	$415

(d) For interest rate swap assets, amounts represent any derivative liability fair values that could be offset in the event of default. For interest rate swap liabilities, amounts represent any derivative asset fair values that could be offset in the event of default.

(e) Amounts represent cash collateral received or posted on interest rate swap transactions with financial institution counterparties.

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

The Company has the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e. the fair value option), on an instrument-by-instrument basis. The election to use the fair value option is available when an entity first recognizes a financial asset or liability or upon entering into a Company commitment. Subsequent changes in fair value must be recorded in earnings. The Company has not elected to apply the fair value option to any of its financial instruments at March 31, 2015.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

12.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

March 31, 2015	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$1,005	$—	$1,005	$—
State and municipal bonds	68,199	—	68,199	—
Agency mortgage-backed securities/ collateralized mortgage obligations	1,506,220	—	1,506,220	—
Corporate securities and other	4,314	61	3,088	1,165
Marketable equity securities	5,933	4,879	—	1,054
Investment securities, available-for-sale	1,585,671	4,940	1,578,512	2,219

Interest rate swap agreements	31,026	—	31,026	—
Interest rate locks	55	—	55	—
Total fair value of assets	$1,616,752	$4,940	$1,609,593	$2,219

Liabilities
Interest rate swap agreements	$31,026	$—	$31,026	$—
Forward sale commitments	299	—	299	—
Total fair value of liabilities	$31,325	$—	$31,325	$—

December 31, 2014	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$1,007	$—	$1,007	$—
State and municipal bonds	68,080	—	68,080	—
Agency mortgage-backed securities/ collateralized mortgage obligations	1,451,461	—	1,451,461	—
Corporate securities and other	4,361	65	3,146	1,150
Marketable equity securities	5,752	4,676	—	1,076
Investment securities, available-for-sale	1,530,661	4,741	1,523,694	2,226

Interest rate swap agreements	25,332	—	25,332	—
Interest rate locks	30	—	30	—
Total fair value of assets	$1,556,023	$4,741	$1,549,056	$2,226

Liabilities
Interest rate swap agreements	$25,332	$—	$25,332	$—
Forward sale commitments	158	—	158	—
Total fair value of liabilities	$25,490	$—	$25,490	$—

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

12.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following table presents activity for investment securities measured at fair value on a recurring basis for the three months ended March 31, 2015:

(dollars in thousands)
Level 1	Beginning Balance January 1, 2015	Gains/(Losses) Included in Earnings (f)	Gains/(Losses) Included in Other Comprehensive Income	Purchases	Sales	Maturities/ Calls/Paydowns	Transfers	Ending Balance March 31, 2015
Corporate securities and other	$65	$—	$(4)	$—	$—	$—	$—	$61
Marketable equity securities	4,676	—	203	—	—	—	—	4,879
Total level 1	4,741	—	199	—	—	—	—	4,940

Level 2

U.S. Government agencies	1,007	—	(2)	—	—	—	—	1,005
State and municipal bonds	68,080	439	36	580	—	(936)	—	68,199
Agency mortgage-backed securities/ collateralized mortgage obligations	1,451,461	(1,056)	10,152	112,488	—	(66,825)	—	1,506,220
Corporate securities and other	3,146	—	(58)	—	—	—	—	3,088
Total level 2	1,523,694	(617)	10,128	113,068	—	(67,761)	—	1,578,512

Level 3

Corporate securities and other	1,150	—	15	—	—	—	—	1,165
Marketable equity securities	1,076	—	(22)	—	—	—	—	1,054
Total level 3	2,226	—	(7)	—	—	—	—	2,219

Total available-for-sale securities	$1,530,661	$(617)	$10,320	$113,068	$—	$(67,761)	$—	$1,585,671

(f) Includes amortization/accretion

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2015	Balance	(Level 1)	(Level 2)	(Level 3)
Loans held-for-sale	$11,239	$—	$11,239	$—
Impaired loans, net (g)	47,419	—	—	47,419
OREO and other repossessed assets	5,474	—	—	5,474

December 31, 2014
Loans held-for-sale	$4,178	$—	$4,178	$—
Impaired loans, net (g)	48,908	—	—	48,908
OREO and other repossessed assets	4,867	—	—	4,867

(g) Excludes purchased credit impaired loans. For additional information regarding impaired loans, refer to Footnote 5.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

12.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

Fair value for loans held-for-sale is estimated based upon available market data for mortgage-backed securities with similar interest rates and maturities.  Lower of cost or estimated fair value write-downs recorded on loans held-for-sale were zero as of March 31, 2015 and December 31, 2014.

The recorded investment in impaired loans totaled $61.6 million with a specific reserve of $14.2 million at March 31, 2015, compared to $62.0 million with a specific reserve of $13.1 million at December 31, 2014. Fair value for impaired loans is measured primarily on the value of the collateral securing these loans, less estimated costs to sell, or the present value of estimated cash flows discounted at the loan’s original effective interest rate.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

Fair value for OREO and other repossessed assets is estimated based upon its appraised value less costs to sell. There were no additional write-downs included in the OREO and other repossessed assets balances at March 31, 2015, and December 31, 2014.

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

The estimation methodologies, resulting fair values and recorded carrying amounts are as follows:

	March 31, 2015		December 31, 2014
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$233,666	$233,666	$413,839	$413,839
Investment securities available-for-sale	1,585,671	1,585,671	1,530,661	1,530,661
Investment securities held-to-maturity	884,211	916,468	921,042	949,935
Loans held-for-sale	11,239	11,483	4,178	4,306
Loans, net of allowance for loan losses	6,030,476	5,969,799	6,051,604	5,957,399
OREO and other repossessed assets	5,474	5,474	4,867	4,867
Interest rate swap agreements	31,026	31,026	25,332	25,332
Interest rate locks	55	55	30	30

Liabilities
Non-interest bearing deposits	$1,142,192	$1,142,192	$1,085,158	$1,085,158
Interest bearing deposits, non-maturity	4,347,300	4,347,300	4,418,926	4,418,926
Deposits with stated maturities	1,207,770	1,207,528	1,225,661	1,223,210
Customer repurchase agreements	603,880	603,880	607,705	607,705
Federal Home Loan Bank advances	854,375	860,990	910,378	916,280
Senior long-term debt	125,000	127,625	125,000	127,250
Subordinated debentures	77,321	77,321	77,321	77,321
Interest rate swap agreements	31,026	31,026	25,332	25,332
Forward sale commitments	299	299	158	158

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

12.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The fair value of cash and cash equivalents have been estimated to equal the carrying amounts due to the short-term nature of these instruments.  Therefore, cash and cash equivalents are classified within Level 1 of the fair value hierarchy.

The fair value of investment securities held-to-maturity has been estimated in a similar fashion to similar securities categorized as available-for-sale.  Held-to-maturity securities include U.S. Government agencies, state and municipal bonds, collateralized mortgage obligations and mortgage-backed securities.  These instruments are classified within Level 2 of the fair value hierarchy.

The fair value of the loan portfolio has been estimated using a discounted cash flow methodology based upon prevailing market interest rates relative to the portfolios’ effective interest rate which includes assumptions concerning prepayment rates and net credit losses, and may not be indicative of an exit price.  The loan portfolio is classified within Level 3 of the fair value hierarchy.

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

13.  PENSION PLAN

The Company has a curtailed, non-contributory defined benefit pension plan (National Penn Bancshares, Inc. Employee Pension Plan) covering substantially all employees of the Company and its subsidiaries employed as of January 1, 2009.  The Company-sponsored pension plan provides retirement benefits under pension trust agreements based on years of service. Prior to April 1, 2006, benefits are based on the average of the employee compensation during the highest five consecutive years during the last ten consecutive years of employment. Beginning on April 1, 2006, eligible compensation was limited to $50,000 per year. The Company does not expect to make a contribution in 2015 because the plan’s funding credit balance will be applied toward reducing the contribution requirement. The Company’s expected long-term rate of return on plan assets is 7.25%.

On February 12, 2010, the Company curtailed its pension plan effective March 31, 2010, whereby no additional service will accumulate for vested participants after March 31, 2010. Unvested participants still have the opportunity to meet the five year vesting requirement to earn a benefit.

Net periodic benefit cost includes the following components:

(dollars in thousands)	Three Months Ended March 31,
	2015	2014
Service cost	$32	$55
Interest cost	297	603
Expected return on plan assets	(425)	(735)
Amortization of unrecognized net actuarial loss	63	77
Net periodic benefit cost (gain)	$(33)	$—

14.  SHARE-BASED COMPENSATION

Share-based compensation awards are currently granted under the National Penn Bancshares, Inc. 2014 Long-Term Incentive Compensation Plan ("2014 Plan"), approved by shareholders in April 2014 and expiring on April 22, 2024. The 2014 Plan replaced the expired Long-Term Incentive Compensation Plan ("2005 Plan") and includes authorized but unissued common shares under the 2005 Plan. Under the terms of the 2014 Plan, 2.7 million shares are available for issuance as of March 31, 2015. The Company has 0.6 million awards expiring during the twelve months ending March 31, 2016.

As of March 31, 2015, there was approximately $1.6 million of total unrecognized compensation cost related to unvested stock options and approximately $7.6 million of unrecognized compensation cost for other share-based awards that is expected to be recognized within approximately 3 years.

The table below summarizes activity related to share-based plans:

(dollars in thousands)	Three Months Ended
	March 31,
	2015	2014
Share-based compensation expense	$1,204	$1,014
Proceeds from stock options exercised	155	191
Intrinsic value of stock options exercised	59	65

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

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

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	As of and for the Three Months Ended March 31, 2015
(dollars in thousands)	Community Banking	Other	Consolidated
Total assets	$9,558,468	$39,486	$9,597,954
Total deposits	6,697,262	—	6,697,262
Net interest income (expense)	70,563	(1,881)	68,682
Total non-interest income	12,600	10,330	22,930
Total non-interest expense	45,804	8,778	54,582
Net income (loss)	27,162	(435)	26,727

	As of and for the Three Months Ended March 31, 2014
(dollars in thousands)	Community Banking	Other	Consolidated
Total assets	$8,519,083	$38,298	$8,557,381
Total deposits	6,139,424	—	6,139,424
Net interest income (expense)	62,806	(517)	62,289
Total non-interest income	10,407	11,071	21,478
Total non-interest expense	43,341	8,996	52,337
Net income	22,007	703	22,710

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance and financial condition of the Company as of and for the three months ended March 31, 2015, with a primary focus on an analysis of operating results.  Current performance does not guarantee, and may not be indicative of similar performance in the future.  The Company’s consolidated financial statements included in this Report are unaudited, and as such, are subject to year-end examination.

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

At March 31, 2015, National Penn Bank operated 127 retail branch offices, of which 119 are located in Pennsylvania, seven are located in New Jersey, and one is located in Maryland.

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

Merger with TF Financial Corporation

On October 24, 2014, the Company completed its acquisition of TF Financial Corporation ("TF Financial") through a stock and cash merger. The three months ended March 31, 2015 include a full quarter impact of this acquisition and reflect the realization of the transaction expected cost reductions. Refer to Footnote 2 for additional information regarding the acquisition of TF Financial.

Significant First Quarter 2015 Transactions
On January 22, 2015, the Company announced that the Board of Directors approved a common share repurchase plan of$125 million. The authorization of this repurchase plan superseded all pre-existing share repurchase plans. During the first quarter of 2015, the Company repurchased 7.5 million shares of common stock totaling $76.5 million pursuant to this plan, inclusive of the repurchase of 7.3 million shares of common stock totaling $75.0 million from Warburg Pincus at $10.25 per share.
On March 16, 2015, the Company announced that funds affiliated with Warburg Pincus agreed to sell 11,565,072 shares of National Penn’s common stock, which comprised approximately 8.3% of outstanding shares, at $10.56 per share in an underwritten secondary offering pursuant to National Penn's shelf registration statement filed with the Securities and Exchange Commission. The transaction closed on March 20, 2015. Immediately following the completion of the offering, Warburg Pincus no longer owns any shares of National Penn’s common stock. No shares of common stock were sold by National Penn, and Warburg Pincus received all of the proceeds from the offering.

Overview

	Three Months Ended
(dollars in thousands, except per share data)	March 31, 2015	December 31, 2014	March 31, 2014
EARNINGS
Total interest income	$77,094	$75,990	$70,133
Total interest expense	8,412	8,346	7,844
Net interest income	68,682	67,644	62,289
Provision for loan losses	1,000	3,500	1,251
Net interest income after provision for loan losses	67,682	64,144	61,038
Net gains on investment securities	—	13	8
Other non-interest income	22,930	23,417	21,470
Acquisition related expenses	—	2,878	—
Other non-interest expense	54,582	51,836	52,337
Income before income taxes	36,030	32,860	30,179
Income tax expense	9,303	8,383	7,469
Net income	$26,727	$24,477	$22,710

Basic earnings per share	$0.19	$0.17	$0.16
Diluted earnings per share	0.19	0.17	0.16
Adjusted diluted earnings per share (h)	0.19	0.18	0.16
Dividends per share	0.11	0.11	0.10

Net interest margin	3.36%	3.33%	3.44%
Efficiency ratio (h)	57.10%	54.53%	59.60%
Return on average assets	1.14%	1.05%	1.09%
Adjusted return on average assets (h)	1.14%	1.14%	1.09%

Asset Quality Metrics
Allowance for loan losses/total originated loans	1.61%	1.63%	1.73%
Allowance for loan losses/total loans	1.46%	1.48%	1.73%
Non-performing loans/total loans	0.95%	0.96%	0.89%
Delinquent loans/total loans	0.26%	0.36%	0.31%
Allowance for loan losses/non-performing loans	154.2%	153.4%	193.8%
Net loan charge-offs to average total loans (annualized)	0.13%	0.12%	0.33%

(h) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2 and the Non-GAAP reconciliations below.

•
For the three months ended March 31, 2015, the Company recorded net income of $26.7 million, or $0.19 per diluted share, compared to $22.7 million, or $0.16 per diluted share, in the comparable prior year period. This increase was largely driven by the Company's continued strong core net interest income performance, supplemented by the acquisition of TF Financial.

•
Net interest income increased to $68.7 million for the three months ended March 31, 2015 compared to $62.3 million for the comparable period in 2014, as a result of the acquisition of TF Financial and growth in the Company's originated loan portfolio. The Company's net interest margin declined eight basis points to 3.36% for the three months ended March 31, 2015, compared to 3.44% for the three months ended March 31, 2014, primarily as a result of the interest expense related to the $125 million of senior notes issued in the third quarter of 2014, which accounted for approximately six basis points of the decline. This initiative further strengthens the Company's liquidity and positions it for additional strategic opportunities. Excluding the impact of the senior notes, the net interest margin remained relatively stable reflecting the benefits of the Company's asset/liability management strategies despite the effects of a prolonged, low interest rate environment.

•
The provision for loan losses of $1.0 million for the three months ended March 31, 2015 was comparable to $1.3 million for the three months ended March 31, 2014 and lower than the $3.5 million for the three months ended December 31, 2014. The provision for the fourth quarter of 2014 reflected the impact of a large commercial loan downgraded to non-performing status during that quarter.

•
Other non-interest income was $22.9 million for the first quarter of 2015, an increase of $1.5 million compared to the prior year period as income derived from the Company's mortgage banking operations and customer interest rate swap program increased.

•
Other non-interest expense of $54.6 million for the three months ended March 31, 2015 increased by $2.2 million from the comparable period in 2014 largely as a result of the acquisition of TF Financial. The first quarter of 2015 reflects the realization of the cost reductions anticipated in the TF Financial transaction and, overall, expenses continued to be well controlled as evidenced by an efficiency ratio of 57.10% for the first quarter of 2015 compared to 59.60% for the same period in 2014.

Non-GAAP Reconciliations

Adjusted Net Income and Return on Average Assets (h)

Adjusted net income and adjusted return on average assets are non-GAAP measures and exclude certain items which management believes affect the comparability of results between periods. The following table reconciles the non-GAAP measure of adjusted net income to the GAAP measure of net income available to common shareholders and diluted earnings per share and calculates the adjusted return on average assets(h).

	Three Months Ended
(dollars in thousands, except per share data)	March 31, 2015	December 31, 2014	March 31, 2014
Adjusted net income reconciliation
Net income	$26,727	$24,477	$22,710
After tax acquisition related expenses	—	2,054	—
Adjusted net income	$26,727	$26,531	$22,710

Adjusted diluted earnings per share
Diluted earnings per share	$0.19	$0.17	$0.16
After tax acquisition related expenses	—	0.01	—
Adjusted diluted earnings per share	$0.19	$0.18	$0.16

Average assets	$9,524,279	$9,269,113	$8,479,686
Adjusted return on average assets	1.14%	1.14%	1.09%

(h) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

Efficiency Ratio (h)

	Three Months Ended
(dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Non-interest expense	$54,582	$54,714	$52,337
Less:
Acquisition related expenses	—	2,878	—
Operating expenses	$54,582	$51,836	$52,337

Net interest income (taxable equivalent)	$72,654	$71,641	$66,351

Non-interest income	22,930	23,430	21,478
Less:
Net gains on investment securities	—	13	8
Adjusted revenue	$95,584	$95,058	$87,821

Efficiency ratio	57.10%	54.53%	59.60%

(h) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

Tangible Common Equity/Tangible Assets (h)

	As of
(dollars in thousands, except per share data)	March 31, 2015	December 31, 2014	March 31, 2014
Total shareholder's equity	$1,131,095	$1,188,639	$1,082,449
Goodwill and intangibles	(310,925)	(311,001)	(264,435)
Tangible common equity	$820,170	$877,638	$818,014

Shares outstanding	140,068,761	147,136,084	139,145,669
Tangible book value per share	$5.86	$5.96	$5.88

Total assets	$9,597,954	$9,750,865	$8,557,381
Goodwill and intangibles	(310,925)	(311,001)	(264,435)
Tangible assets	$9,287,029	$9,439,864	$8,292,946

Tangible common equity/tangible assets	8.83%	9.30%	9.86%

(h) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

Return on Average Tangible Common Equity (h)

	Three Months Ended
(dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Average shareholder's equity	$1,147,152	$1,169,815	$1,093,797
Average goodwill and intangibles	(310,812)	(294,238)	(264,775)
Average tangible common equity	$836,340	$875,577	$829,022

Net income	$26,727	$24,477	$22,710
Return on average tangible common equity	12.96%	11.09%	11.11%

(h) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY BALANCE SHEET

(dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Total cash and cash equivalents	$233,666	$413,839	$184,326
Investment securities and other securities	2,537,170	2,519,215	2,424,404
Total loans	6,131,444	6,146,457	5,377,727
Total assets	9,597,954	9,750,865	8,557,381
Deposits	6,697,262	6,729,745	6,139,424
Borrowings	1,660,576	1,720,404	1,245,925
Shareholders' equity	1,131,095	1,188,639	1,082,449

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

Federal Reserve economic data regarding the Third District, which consists of eastern Pennsylvania, southern New Jersey, and Delaware, suggests the following trends, which may or may not apply to the Company:

•	Contacts in the Third District indicate that aggregate business activity continued to grow at a modest pace, with staffing and general services reporting moderate growth.

•
Retail, including auto sales, experienced modest growth on par with overall economic activity. Residential construction and real estate sectors reported a mix of low growth and increased inquiries and contract signings, while the Commercial Real Estate sector reported modest growth.

•
Financial firms reported a slight pace of growth, and credit quality has continued to improve. Demand has increased most significantly in commercial and industrial lending, both of which reported strong growth.

•	Contacts continue to anticipate moderate growth over the next six months, particularly due to slight increases in wages and lower energy prices.

The Company’s loans are diversified by borrower, industry group, and geographical area throughout the markets it serves. The following table summarizes the composition of the Company’s loan portfolio:

(dollars in thousands)	March 31, 2015	December 31, 2014	Increase/(decrease)
Commercial and industrial	$2,655,375	$2,599,867	$55,508	2.1%

CRE - permanent	1,226,847	1,229,318	(2,471)	(0.2)%
CRE - construction	169,271	203,542	(34,271)	(16.8)%
Commercial real estate	1,396,118	1,432,860	(36,742)	(2.6)%
Commercial	4,051,493	4,032,727	18,766	0.5%

Residential mortgages	884,946	908,357	(23,411)	(2.6)%
Home equity	901,271	913,830	(12,559)	(1.4)%
All other consumer	282,495	287,365	(4,870)	(1.7)%
Consumer	2,068,712	2,109,552	(40,840)	(1.9)%

Loans	$6,120,205	$6,142,279	$(22,074)	(0.4)%

Allowance for loan losses	89,729	90,675	(946)	(1.0)%

Loans, net	$6,030,476	$6,051,604	$(21,128)	(0.3)%

Loans held-for-sale	$11,239	$4,178	$7,061	169.0%

Total loans of $6.1 billion at March 31, 2015, inclusive of loans held-for-sale, declined $15 million from December 31, 2014 as a result of a decline in classified loans of $18 million, or 11.2%, an increase in prepayments in mortgage loans, and seasonality. The decrease in classified loans was driven primarily by the bulk sale and settlement of approximately $12.9 million of PCI loans, net of the related credit mark. Excluding the impact of the sale and settlement of the PCI loans, commercial loans in the first quarter of 2015 increased approximately $29.0 million, or 2.9% on an annualized basis from the fourth quarter of 2014, driven by growth in commercial and industrial loans.

The following table demonstrates select asset quality metrics:

(dollars in thousands)	March 31, 2015	December 31, 2014
Non-performing loans	$58,195	$59,092
Non-performing loans to total loans	0.95%	0.96%
Delinquent loans	$15,968	$22,300
Delinquent loans to total loans	0.26%	0.36%

Classified originated loans (i)	$142,892	$153,255
Acquired classified loans	1,715	9,534
Total classified loans	$144,607	$162,789

Classified originated loans to total originated loans	2.56%	2.75%
Total classified loans to total loans	2.36%	2.65%

Tier 1 capital and allowance	$977,583	$1,054,304
Total classified loans to Tier 1 capital and allowance	14.79%	15.44%

Originated loans	$5,578,327	$5,562,087
Loans held-for-sale	11,239	4,178
Total originated loans	5,589,566	5,566,265
Acquired loans	541,878	580,192
Total loans	$6,131,444	$6,146,457

(i) Includes non-performing loans.

The following table summarizes the Company’s non-performing assets:

(dollars in thousands)	March 31, 2015	December 31, 2014
Non-accrual commercial and industrial	$21,107	$21,931

Non-accrual CRE-permanent	6,781	7,915
Non-accrual CRE-construction	8,204	8,113
Total non-accrual commercial real estate	14,985	16,028

Non-accrual residential mortgages	8,326	7,706
Non-accrual home equity	3,762	3,426
All other non-accrual consumer	1,458	1,746
Total non-accrual consumer	13,546	12,878

Total non-accrual loans	49,638	50,837

Restructured loans (j)	8,557	8,255
Total non-performing loans	58,195	59,092

Acquired other real estate owned	3,450	3,675
Other real estate owned and repossessed assets	2,024	1,192
Total non-performing assets	63,669	63,959

Loans 90+ days past due & still accruing	2,230	2,183
Total non-performing assets and loans 90+ days past due	$65,899	$66,142

Total loans	$6,131,444	$6,146,457
Total originated loans	5,589,566	5,566,265
Average total loans	6,131,280	5,932,806
Allowance for loan losses	89,729	90,675

Allowance for loan losses to:
Non-performing assets and loans 90+ days past due (excluding acquired OREO)	144%	145%
Non-performing loans	154%	153%
Total originated loans	1.61%	1.63%
(j) Restructured loans at March 31, 2015, included $0.9 million of commercial loans and $7.7 million of consumer loans which were modified for customers who were experiencing financial difficulty and were in jeopardy of losing their homes or businesses to foreclosure.

The following table provides additional information for the Company’s non-accrual loans:

(dollars in thousands)	March 31, 2015	December 31, 2014
Total non-accrual loans	$49,638	$50,837
Non-accrual loans with partial charge-offs	10,718	11,630
Life-to-date partial charge-offs on non-accrual loans	12,160	13,665
Charge-off rate of non-accrual loans	53.2%	54.0%
Specific reserves on non-accrual loans	$11,338	$10,576

The Company continued to demonstrate a strong and stable credit quality profile as evidenced by non-performing loans of $58.2 million, or 0.95% of total loans, and an allowance for loan losses to non-performing loans ratio of 154% at March 31, 2015, compared to $59.1 million, or 0.96% of total loans, and 153% allowance to non-performing loans at December 31, 2014. Non-accrual loans of $49.6 million at March 31, 2015 included $10.7 million of non-accrual loans which have been partially charged-off by 53.2% , or $12.2 million. Impaired loans totaled $61.6 million at March 31, 2015, and there was a specific reserve of $14.2 million in the allowance related to $40.9 million of underlying principal balances of impaired loans. The remaining $20.7 million of impaired loans have not been reserved or partially charged-off, since the Company has deemed the collection of principal to be probable.

An analysis of net loan charge-offs:

	Three Months Ended
(dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Commercial and industrial	$422	$(537)	$1,150

CRE - permanent	601	245	423
CRE - construction	(95)	(628)	30
Commercial real estate	506	(383)	453

Residential mortgages	248	1,139	1,681
Home equity	230	723	784
All other consumer	540	810	298
Consumer	1,018	2,672	2,763

Net loans charged-off	$1,946	$1,752	$4,366

Net charge-offs (annualized) to:
Total originated loans	0.14%	0.12%	0.33%
Total loans	0.13%	0.11%	0.33%
Average total loans	0.13%	0.12%	0.33%

The Company's strong credit quality profile resulted in net loan charge-offs of $1.9 million, or 0.13% of average total loans on an annualized basis, for the three months ended March 31, 2015, compared to $1.8 million or 0.12% and $4.4 million or 0.33%, for the three months ended December 31, 2014 and March 31, 2014, respectively.

Changes in the allowance for loan losses by loan portfolio:

(dollars in thousands)	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$90,675	$96,367
Charge-offs:
Commercial and industrial	783	1,335
Commercial real estate	623	527
Consumer	1,668	3,156
Total charge-offs	3,074	5,018

Recoveries:
Commercial and industrial	361	185
Commercial real estate	117	74
Consumer	650	393
Total recoveries	1,128	652
Net charge-offs	1,946	4,366
Provision charged to expense	1,000	1,251
Balance at end of period	$89,729	$93,252

The following table presents the components of the allowance:

(dollars in thousands)	March 31, 2015	December 31, 2014
Specific reserves	$14,202	$13,069
Allocated reserves	65,496	66,999
Unallocated reserves	10,031	10,607
Total allowance for loan losses	$89,729	$90,675

The allowance was $89.7 million at March 31, 2015 and represented 1.46% of total loans and 154% of non-performing loans, compared to $90.7 million, or 1.48% of total loans and 153% of non-performing loans at December 31, 2014. The decrease of the allowance during the period reflects the strength in the various asset quality metrics and resulted in a provision for loan losses of $1.0 million for the three months ended March 31, 2015, compared to $1.3 million for the prior year period.

Liabilities

Liabilities totaled $8.5 billion at March 31, 2015, decreasing $95.4 million from December 31, 2014. The decrease was primarily due to a decrease in deposits of $32.5 million and a decrease in borrowings of $59.8 million. The reduction in borrowings is the result of a decrease in FHLB advances of $56.0 million and a decrease of $3.8 million in customer repurchase agreements.

Total deposits of $6.7 billion at March 31, 2015 decreased $32.5 million from December 31, 2014. The decline in deposits is partially attributable to seasonal fluctuations within the municipal deposit portfolio and is consistent with first quarter results in prior years. The relationship of non-time deposits to total deposits at March 31, 2015 was consistent with the December 31, 2014 result as the mix of the Company’s deposit portfolio and the overall costs of deposits remains a strategic priority.

(dollars in thousands)	March 31, 2015	December 31, 2014	Increase/(decrease)
Non-interest bearing deposits	$1,142,192	$1,085,158	$57,034	5.3%
NOW accounts	1,880,649	1,913,399	(32,750)	(1.7)%
Money market accounts	1,755,276	1,827,233	(71,957)	(3.9)%
Savings accounts	711,375	678,294	33,081	4.9%
Time deposits less than $100	872,906	891,964	(19,058)	(2.1)%
Time deposits $100 or greater	334,864	333,697	1,167	0.3%
Total deposits	$6,697,262	$6,729,745	$(32,483)	(0.5)%

Non-time deposits / total deposits	82.0%	81.8%

Shareholders’ Equity

Shareholders’ equity totaled $1.1 billion at March 31, 2015, decreasing $57.5 million from December 31, 2014. Significant activity during the three months ended March 31, 2015 included:

•	Net income of $26.7 million,

•	Other comprehensive income of $7.0 million,

•	Shares issued under share-based plans, net of taxes, of $1.5 million,

•	The repurchase of 7.5 million common shares at a cost of $76.5 million, and

•	Cash dividends paid to common shareholders of $16.2 million

RESULTS OF OPERATIONS

Net Interest Income

The following table presents average balances, average yields, and net interest margin information for the three months ended March 31, 2015 as compared to the same period in 2014.  Interest income and yields are presented on a fully taxable equivalent (“FTE”) basis using an statutory tax rate of 35%.  Net interest margin is expressed as net interest income (FTE) as a percentage of average total interest earning assets.

Average Balances, Average Rates, and Net Interest Margin*

	For the Three Months Ended March 31,
	2015			2014
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Interest earning deposits at banks	$97,917	$38	0.16%	$69,222	$26	0.15%

U.S. Government agencies	4,877	27	2.25%	998	5	2.03%
Mortgage-backed securities/collateralized mortgage obligations	1,837,265	10,276	2.27%	1,712,961	10,113	2.39%
State and municipal*	611,653	9,764	6.47%	614,713	10,102	6.66%
Other bonds and securities	75,548	1,859	9.98%	80,615	753	3.79%
Total investments	2,529,343	21,926	3.52%	2,409,287	20,973	3.53%

Commercial loans*	4,037,622	37,240	3.74%	3,667,382	35,302	3.90%
Installment loans	1,191,751	11,982	4.08%	1,022,174	10,512	4.17%
Mortgage loans	901,907	9,880	4.44%	653,092	7,382	4.58%
Total loans	6,131,280	59,102	3.91%	5,342,648	53,196	4.04%
Total earning assets	8,758,540	81,066	3.75%	7,821,157	74,195	3.85%
Allowance for loan losses	(92,378)			(96,367)
Non-interest earning assets	858,117			754,896
Total assets	$9,524,279			$8,479,686

Interest Bearing Liabilities:
Interest bearing deposits	$5,604,281	4,521	0.33%	$5,058,240	4,773	0.38%
Customer repurchase agreements	568,750	405	0.29%	541,041	393	0.29%
Repurchase agreements	—	—	—%	50,000	601	4.87%
Federal Home Loan Bank advances	805,516	1,593	0.80%	596,818	1,548	1.05%
Senior long-term debt	125,000	1,366	4.43%	—	—	—%
Subordinated debentures	77,321	527	2.76%	77,321	529	2.77%
Total interest bearing liabilities	7,180,868	8,412	0.48%	6,323,420	7,844	0.50%
Non-interest bearing deposits	1,091,409			968,129
Other non-interest bearing liabilities	104,850			94,340
Total liabilities	8,377,127			7,385,889
Equity	1,147,152			1,093,797
Total liabilities and equity	$9,524,279			$8,479,686
NET INTEREST INCOME/MARGIN (FTE)		72,654	3.36%		66,351	3.44%
Tax equivalent interest		3,972			4,062
Net interest income		$68,682			$62,289
*Fully taxable equivalent basis, using a 35% statutory tax rate.
Average loan balances include non-accruing loans and average net deferred fees and costs.

The following table allocates changes in FTE interest income and interest expense based upon volume and rate changes. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated proportionately.

(dollars in thousands)	Three Months Ended March 31, 2015 compared to 2014
Increase (decrease) in:	Volume	Rate	Total
Interest income:
Interest earning deposits at banks	$11	$1	$12

U.S. Government agencies	21	1	22
Mortgage-backed securities/collateralized mortgage obligations	711	(548)	163
State and municipal	(50)	(288)	(338)
Other bonds and securities	(50)	1,156	1,106
Total investments	632	321	953

Commercial loans	3,458	(1,520)	1,938
Installment loans	1,710	(240)	1,470
Mortgage loans	2,732	(234)	2,498
Total loans	7,900	(1,994)	5,906
Total interest income	8,543	(1,672)	6,871

Interest expense:
Interest bearing deposits	483	(735)	(252)

Customer repurchase agreements	20	(8)	12
Repurchase agreements	(601)	—	(601)
Federal Home Loan Bank advances	465	(420)	45
Senior long-term debt	1,366	—	1,366
Subordinated debentures	—	(2)	(2)
Total borrowed funds	1,250	(430)	820
Total interest expense	1,733	(1,165)	568
Increase (decrease) in net interest income (FTE)	$6,810	$(507)	$6,303

Fully taxable equivalent net interest income for the comparative periods increased by $6.3 million to $72.7 million for the three months ended March 31, 2015. This increase was driven by an increase of $6.8 million related to volume, primarily as a result of the acquisition of TF Financial, partially offset by a decrease of $0.5 million related to rate as the Company's net interest margin was 3.36% for the three months ended March 31, 2015 compared to 3.44% for the three months ended March 31, 2014. Despite a prolonged low interest rate environment, the Company continued to effectively manage its net interest margin and the three months ended March 31, 2015 reflects the impact of a $125 million debt issuance aimed at enhancing the Company's strategic flexibility.

Provision for Loan Losses

The provision for loan losses of $1.0 million for the three months ended March 31, 2015 was comparable to $1.3 million for the three months ended March 31, 2014 and lower than the $3.5 million for the three months ended December 31, 2014. The provision for the fourth quarter of 2014 reflected the impact of the downgrade to non-performing status of a single commercial relationship during that quarter. Credit quality metrics remained strong as annualized net charge-offs declined to 0.13% of average total loans for the three months ended March 31, 2015, from 0.33% for the same period in 2014 and remained consistent with 0.12% for the three months ended December 31, 2014. Originated classified loans declined to $143 million, or 2.56% of total originated loans, at March 31, 2015, from $174 million, or 3.24% of total originated loans, at March 31, 2014 and $153 million, or 2.75% of total originated loans, at December 31, 2014. The continued improvement in the Company's credit quality resulted in an allowance for loan losses of $89.7 million, or 1.61% of total originated loans, at March 31, 2015, compared to $90.7 million, or 1.63% of total originated loans, at December 31, 2014. The allowance as a percentage of non-performing loans increased to 154.2% at March 31, 2015 from 153.4% at December 31, 2014. For additional analysis of the allowance refer to “Loans and Allowance for Loan Losses” within Part I, Item 2 of this Report.

Non-Interest Income

(dollars in thousands)	Three Months Ended March 31,
	2015	2014	Increase/(decrease)
Wealth management	$6,650	$6,866	$(216)	(3.1)%
Service charges on deposit accounts	3,307	3,384	(77)	(2.3)%
Insurance commissions and fees	3,182	3,597	(415)	(11.5)%
Cash management and electronic banking fees	4,714	4,526	188	4.2%
Mortgage banking	1,374	716	658	91.9%
Bank owned life insurance	1,374	1,198	176	14.7%
Earnings (losses) of unconsolidated investments	—	(477)	477	NM
Other operating income	2,329	1,660	669	40.3%
Net gains on sales of investment securities	—	8	(8)	NM
Total non-interest income	$22,930	$21,478	$1,452	6.8%

"NM" - Denotes a value displayed as a percentage change is not meaningful

Non-interest income for the three months ended March 31, 2015 and 2014 totaled $22.9 million and $21.5 million, respectively, and its components changed primarily due to the following items:

•	Insurance commissions and fees decreased $0.4 million due to a decrease in contingency and commission revenue.

•	Mortgage banking income increased $0.7 million due to the interest rate environment and resultant refinance activity.

•
Bank owned life insurance increased $0.2 million due to the purchase of $25 million of bank owned life insurance policies in the first quarter of 2015 as well as the additional policies acquired via the TF Financial acquisition.

•	The Company experienced a $0.5 million loss on its unconsolidated equity investment portfolio for the three months ended March 31, 2014.

•	Other operating income increased $0.7 million due to increased revenue from the Company's customer interest rate swap program.

Non-Interest Expense

(dollars in thousands)	Three Months Ended March 31,
	2015	2014	Increase/(decrease)
Salaries, wages and employee benefits	$29,998	$29,201	$797	2.7%
Premises and equipment	9,147	8,212	935	11.4%
FDIC insurance	1,458	1,317	141	10.7%
Other operating expenses	13,979	13,607	372	2.7%
Total non-interest expense	$54,582	$52,337	$2,245	4.3%

Operating expenses (h)	$54,582	$52,337	$2,245	4.3%

Adjusted revenue (h)	$95,584	$87,821	$7,763	8.8%

Efficiency ratio (h)	57.10%	59.60%

(h) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

Non-interest expense totaled $54.6 million for the three months ended March 31, 2015, compared to $52.3 million for the prior year period. The increase in non-interest expense and adjusted revenue is primarily the result of the TF Financial acquisition. Continued focus on controlling expenses resulted in a decline in the efficiency ratio to 57.10% for the three months ended March 31, 2015 compared to 59.60% for the three months ended March 31, 2014.

Income Tax Expense

Income tax expense for the three months ended March 31, 2015 and March 31, 2014 was $9.3 million and $7.5 million, respectively. The effective tax rate of 25.8% for the three months ended March 31, 2015 increased from 24.7% for the three months ended March 31, 2014 as the proportion of taxable income to non-taxable income increased during the current year period. The Company’s net deferred tax asset decreased to $49.3 million at March 31, 2015 from $57.5 million at December 31, 2014, primarily as a result of fluctuations in interest rates which impacted the fair value of the available-for-sale investment security portfolio and the decrease in the accrued liability related to the 2014 incentive compensation awards which were paid in the first quarter of 2015.

LIQUIDITY, COMMITMENTS, CAPITAL AND INTEREST RATE SENSITIVITY

Analysis of Liquidity and Capital Resources

Liquidity

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of March 31, 2015:

		Payments Due by Period:
(dollars in thousands)	Total	One year or less	After one year to three years	After three years to five years	More than five years
Maturities of time deposits	$1,207,770	$690,982	$293,571	$222,931	$286
Federal Home Loan Bank advances	854,375	700,000	75,851	68,702	9,822
Senior long-term debt	125,000	—	—	—	125,000
Subordinated debentures	77,321	—	—	—	77,321
Minimum annual rentals on non-cancelable operating leases	58,074	7,089	12,518	10,684	27,783
Total	$2,322,540	$1,398,071	$381,940	$302,317	$240,212

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

As measured using the consolidated statement of cash flows, the Company deployed $180 million of cash and cash equivalents during the three month period ended March 31, 2015, compared to deploying $99.2 million of net cash for the three months ended March 31, 2014. Operating activities generated $16.6 million of net cash year-to-date 2015, compared to $10.6 million for the same period in 2014. During the current year, cash was deployed in the following ways:

Investing activities

•	$113 million of available-for-sale investment security purchases

•	$25.0 million of bank owned life insurance policy purchases

Financing activities

•	$76.5 million for the repurchase of common stock

•	$56.0 million reduction in FHLB advances

•	$17.9 million decrease in time deposits

•	$14.6 million decrease in transaction and savings deposit accounts

•	$16.2 million in cash dividends paid to common stock shareholders

During the three months ended March 31, 2015, cash was generated from the following additional sources:

Investing activities

•	$105 million of proceeds from maturities and repayments of investment securities

•	$9.6 million net decrease in loans

•	$9.6 million of proceeds from the sale of acquired credit impaired loans

Capital

In July 2013, the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) published final rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. Basel III refers to various documents released by the Basel Committee on Banking Supervision. The new rules became effective for National Penn and National Penn Bank in January 2015, with some rules transitioned into full effectiveness over two to four years. The new capital rules, among other things, introduce a new capital measure called common equity Tier 1, increase the required leverage and Tier 1 capital ratios, change the risk-weightings of certain assets for purposes of risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios, and change what qualifies as capital for purposes of meeting the various capital requirements. The new capital rules most significantly impacted the treatment of the Company's deferred tax assets when calculating capital and the increased risk-weighting of certain non-performing loans, as well as the new requirement to risk-weight loan commitments with a maturity of less than one year.

At March 31, 2015, National Penn and National Penn Bank’s capital ratios exceeded the criteria to be considered a “well-capitalized” institution under the final rules.  Management believes that, under current regulations, the Company and National Penn Bank will each continue to exceed the "Well Capitalized" capital requirements in the foreseeable future.

March 31, 2015					To be Well
					Capitalized Under
(dollars in thousands)			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital (to risk-weighted assets)
National Penn	$822,511	11.66%	$317,415	4.50%	n/a	n/a
National Penn Bank	784,927	11.16%	316,603	4.50%	$457,316	6.50%
Tier I capital (to risk-weighted assets)
National Penn	$887,854	12.59%	$423,219	6.00%	n/a	n/a
National Penn Bank	784,927	11.16%	422,138	6.00%	$562,850	8.00%
Total capital (to risk-weighted assets)
National Penn	$976,043	13.84%	$564,292	8.00%	n/a	n/a
National Penn Bank	872,894	12.41%	562,850	8.00%	$703,563	10.00%
Tier I capital (to average assets)
National Penn	$887,854	9.67%	$367,171	4.00%	n/a	n/a
National Penn Bank	784,927	8.56%	366,593	4.00%	$458,241	5.00%

December 31, 2014					To be Well
					Capitalized Under
(dollars in thousands)			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I capital (to risk-weighted assets)
National Penn	$963,629	13.91%	$277,169	4.00%	n/a	n/a
National Penn Bank	767,993	11.18%	274,774	4.00%	$412,161	6.00%
Total capital (to risk-weighted assets)
National Penn	$1,050,295	15.16%	$554,339	8.00%	n/a	n/a
National Penn Bank	853,919	12.43%	549,548	8.00%	$686,935	10.00%
Tier I capital (to average assets)
National Penn	$963,629	10.78%	$357,615	4.00%	n/a	n/a
National Penn Bank	767,993	8.61%	356,769	4.00%	$445,961	5.00%

On January 22, 2015, the Company announced that the Board of Directors approved a common share repurchase plan of
$125 million. The authorization of this repurchase plan superseded all pre-existing share repurchase plans. During the first quarter of 2015, the Company repurchased 7.5 million shares of common stock totaling $76.5 million pursuant to this plan, inclusive of the repurchase of 7.3 million shares of common stock totaling $75.0 million from Warburg Pincus at $10.25 per share.

On March 16, 2015, the Company announced that funds affiliated with Warburg Pincus agreed to sell 11,565,072 shares of National Penn’s common stock, which comprised approximately 8.3% of outstanding shares, at $10.56 per share in an underwritten secondary offering pursuant to National Penn's shelf registration statement filed with the Securities and Exchange Commission. The transaction closed on March 20, 2015. Immediately following the completion of the offering, Warburg Pincus no longer owns any shares of National Penn’s common stock. No shares of common stock were sold by National Penn, and Warburg Pincus received all of the proceeds from the offering.

Other Commitments

The following table sets forth the notional amounts of other commitments as of March 31, 2015:

(dollars in thousands)	Total	One year or less	After one year to three years	After three years to five years	More than five years
Loan commitments	$1,935,206	$660,961	$302,388	$207,869	$763,988
Letters of credit	159,914	116,237	39,038	4,625	14
Total	$2,095,120	$777,198	$341,426	$212,494	$764,002

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

The following table demonstrates the anticipated impact of an interest rate shift on the Company’s net interest income for the subsequent twelve months:

	Change in Net Interest Income
Change in Interest Rates	March 31,
(in basis points)	2015	2014
+300	3%	1%
+200	2%	1%
+100	1%	0%
-100	N/A*	N/A*

* Certain short-term interest rates are currently below 1%. Therefore, in a scenario where interest rates decline by 100 basis points, short-term interest rates decline to zero, resulting in a non-parallel downward shift. In this interest rate scenario, net interest income is estimated to decline for the subsequent twelve months by 1% and 3% based upon net interest income for the twelve months ended March 31, 2015 and 2014, respectively.

ALCO forecasts net interest income and evaluates net interest income sensitivity on a continual basis, based on a variety of factors and assumptions. ALCO believes an interest rate ramp over twelve months, as reflected for 2015 in the table above, is a more probable rate scenario than an instantaneous shock. As illustrated in the table above, the Company has positioned itself to have a modest asset sensitivity interest rate risk profile.

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

As of March 31, 2015, National Penn’s management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures.  Based on that evaluation, National Penn’s Chief Executive Officer and Chief Financial Officer concluded that National Penn’s disclosure controls and procedures were effective as of March 31, 2015.

There were no changes in National Penn’s internal control over financial reporting during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

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

Item 1A.  Risk Factors

For a discussion of risk factors that could adversely affect our business, financial condition and/or results of operations, refer to Part I, "Item 1A. Risk Factors" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes in the risk factors set forth therein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by National Penn of its common stock in each month of the quarter ended March 31, 2015.

(dollars in thousands, except share and per share data)
Period	Total No. of Shares Purchased (1)	Weighted-average Price Paid per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (2)
January 1, 2015 through January 31, 2015	60,420	$9.06	—	$125,000
February 1, 2015 through February 28, 2015	7,470,054	10.24	7,470,054	48,484
March 1, 2015 through March 31, 2015	4,452	10.15	—	48,484
Total	7,534,926		7,470,054

1.	Includes shares of National Penn common stock acquired by National Penn in connection with the satisfaction of tax withholding obligations on vested restricted stock.

2.
National Penn's current stock repurchase program was announced by the Company on January 22, 2015 and is authorized for the remainder of 2015. This repurchase program authorizes the repurchase of up to $125 million. The repurchase may be accomplished from time to time in various ways including open market purchases, accelerated share repurchases, or negotiated transactions. Share repurchases, and the amount and timing of any repurchases, will be dependent on factors including requirements of federal securities laws, the Company’s capital position and needs, market conditions, and other capital management objectives and opportunities. The authorization of this repurchase plan supersedes all pre-existing share repurchase plans.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1
Articles of Incorporation, as amended and restated, of National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 3.1 to National Penn’s Current Report on Form 8-K dated April 24, 2009 as filed on April 24, 2009.)

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

10.1
Share Repurchase Agreement, dated as of February 4, 2015, by and between Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P. and National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 99.2 to National Penn’s Current Report on Form 8-K dated February 4, 2015, as filed on February 4, 2015).

10.2
Employment Agreement, dated as of February 8, 2015, among National Penn Bancshares, Inc., National Penn Bank and David B. Kennedy.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated February 8, 2015, as filed on February 9, 2015.)

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

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Date:	May 8, 2015	By:	/s/ Scott V. Fainor
			Name:	Scott V. Fainor
			Title:	President and Chief Executive Officer

Date:	May 8, 2015	By:	/s/ Michael J. Hughes
			Name:	Michael J. Hughes
			Title:	Senior Executive Vice President and
Chief Financial Officer