Form 10-Q
period 2015-06-30
NATIONAL PENN BANCSHARES INC
filed 2015-08-07
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock, no stated par value	140,206,596

 PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	Unaudited
	June 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$120,010	$110,784
Interest-earning deposits with banks	118,375	303,055
Total cash and cash equivalents	238,385	413,839

Investment securities available-for-sale, at fair value	1,598,351	1,530,661
Investment securities held-to-maturity
(Fair value $864,599 and $949,935 for 2015 and 2014, respectively)	842,192	921,042
Other securities	67,072	67,512
Loans held-for-sale	9,693	4,178
Loans, net of allowance for loan losses of $84,816 and $90,675 at June 30, 2015 and December 31, 2014, respectively	6,073,972	6,051,604
Premises and equipment, net	111,353	116,414
Accrued interest receivable	29,066	29,491
Bank owned life insurance	199,656	171,775
Other real estate owned and other repossessed assets	5,186	4,867
Goodwill	302,940	302,244
Other intangible assets, net	7,353	8,757
Unconsolidated investments	8,582	8,124
Other assets	110,513	120,357
TOTAL ASSETS	$9,604,314	$9,750,865

LIABILITIES
Non-interest bearing deposits	$1,200,631	$1,085,158
Interest bearing deposits	5,532,853	5,644,587
Total deposits	6,733,484	6,729,745

Customer repurchase agreements	539,850	607,705
Federal Home Loan Bank advances and other borrowings	889,366	910,378
Senior long-term debt	125,000	125,000
Subordinated debentures	77,321	77,321
Accrued interest payable and other liabilities	101,615	112,077
TOTAL LIABILITIES	8,466,636	8,562,226

SHAREHOLDERS' EQUITY
Common stock, no stated par value; authorized 250,000,000 shares, issued: June 30, 2015 - 152,267,940; December 31, 2014 - 152,267,940	1,388,341	1,390,130
Accumulated deficit	(112,913)	(135,246)
Accumulated other comprehensive loss	(11,686)	(10,991)
Treasury stock: June 30, 2015 - 12,083,706 shares; December 31, 2014 - 5,131,856 shares	(126,064)	(55,254)
TOTAL SHAREHOLDERS' EQUITY	1,137,678	1,188,639
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,604,314	$9,750,865

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
INTEREST INCOME
Loans, including fees	$58,077	$52,476	$116,501	$105,058
Investment securities
Taxable	11,457	11,694	23,969	22,815
Tax-exempt	5,843	6,329	11,963	12,733
Deposits with banks	40	29	78	55
Total interest income	75,417	70,528	152,511	140,661
INTEREST EXPENSE
Deposits	4,618	4,671	9,139	9,444
Customer repurchase agreements	402	400	807	793
Repurchase agreements	—	608	—	1,209
Federal Home Loan Bank advances and other borrowings	1,659	1,370	3,252	2,918
Senior long-term debt	1,366	—	2,732	—
Subordinated debentures	537	528	1,064	1,057
Total interest expense	8,582	7,577	16,994	15,421
Net interest income	66,835	62,951	135,517	125,240
Provision for loan losses	1,000	—	2,000	1,251
Net interest income after provision for loan losses	65,835	62,951	133,517	123,989
NON-INTEREST INCOME
Wealth management	6,854	7,133	13,504	13,999
Service charges on deposit accounts	3,328	3,534	6,635	6,918
Insurance commissions and fees	3,219	3,209	6,401	6,806
Cash management and electronic banking fees	5,153	4,869	9,867	9,395
Mortgage banking	1,652	936	3,026	1,652
Bank owned life insurance	1,563	1,218	2,937	2,416
Earnings (losses) of unconsolidated investments	589	(9)	589	(486)
Gains on sale of non-performing loans	—	946	—	946
Other operating income	2,329	2,560	4,658	4,220
Net gains on sales of available-for-sale investment securities	—	—	—	8
Total non-interest income	24,687	24,396	47,617	45,874
NON-INTEREST EXPENSE
Salaries, wages and employee benefits	30,123	28,887	60,121	58,088
Premises and equipment	8,508	7,709	17,655	15,921
FDIC insurance	1,313	1,200	2,771	2,517
Other operating expenses	14,016	14,318	27,995	27,925
Total non-interest expense	53,960	52,114	108,542	104,451
Income before income taxes	36,562	35,233	72,592	65,412
Income tax expense	9,324	9,034	18,627	16,503
NET INCOME	$27,238	$26,199	$53,965	$48,909
PER SHARE
Basic earnings	$0.19	$0.19	$0.38	$0.35
Diluted earnings	$0.19	$0.19	$0.38	$0.35
Dividends paid in cash	$0.11	$0.10	$0.22	$0.20

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(dollars in thousands)	Before Tax Amount	Income Tax Expense (benefit)	Net of Tax Amount	Before Tax Amount	Income Tax Expense (benefit)	Net of Tax Amount
Net income	$36,562	$9,324	$27,238	$72,592	$18,627	$53,965

Unrealized holding losses arising during the period on investment securities	(11,842)	(4,145)	(7,697)	(1,269)	(444)	(825)
Less net gains on sales of available-for-sale investment securities realized in net income	—	—	—	—	—	—
Unrealized losses on investment securities	(11,842)	(4,145)	(7,697)	(1,269)	(444)	(825)

Pension adjustments	—	—	—	200	70	130
Other comprehensive loss	(11,842)	(4,145)	(7,697)	(1,069)	(374)	(695)

Total comprehensive income	$24,720	$5,179	$19,541	$71,523	$18,253	$53,270

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(dollars in thousands)	Before Tax Amount	Income Tax Expense (benefit)	Net of Tax Amount	Before Tax Amount	Income Tax Expense (benefit)	Net of Tax Amount
Net income	$35,233	$9,034	$26,199	$65,412	$16,503	$48,909

Unrealized holding gains arising during the period on investment securities	7,418	2,596	4,822	31,716	11,102	20,614
Less net gains on sales of available-for-sale investment securities realized in net income	—	—	—	8	3	5
Unrealized gains on investment securities	7,418	2,596	4,822	31,708	11,099	20,609

Pension adjustments	—	—	—	114	40	74
Other comprehensive income	7,418	2,596	4,822	31,822	11,139	20,683

Total comprehensive income	$42,651	$11,630	$31,021	$97,234	$27,642	$69,592

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)	Common		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Value			Treasury Stock	Total
Balance at December 31, 2014	147,136,084	$1,390,130	$(135,246)	$(10,991)	$(55,254)	$1,188,639
Comprehensive income:
Net income			53,965			53,965
Other comprehensive loss, net of taxes				(695)		(695)
Total comprehensive income						53,270

Cash dividends declared, common			(31,632)			(31,632)
Shares issued under share-based plans, net of excess tax benefits	518,204	(1,789)			5,706	3,917
Common shares repurchased under authorized repurchase plan	(7,470,054)				(76,516)	(76,516)
Balance at June 30, 2015	140,184,234	$1,388,341	$(112,913)	$(11,686)	$(126,064)	$1,137,678

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,965	$48,909
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,000	1,251
Depreciation and amortization	6,618	5,570
Amortization (accretion) of premiums and discounts on investment securities, net	956	(32)
Net gains from sales of investment securities	—	(8)
Bank owned life insurance policy income	(2,937)	(2,416)
Share-based compensation expense	2,533	2,138
Unconsolidated investment distributions, net	(458)	508
Loans originated for resale	(79,337)	(43,017)
Proceeds from sale of loans originated for resale	76,056	46,963
Proceeds from sale of non-performing loans	—	3,046
Gains on sale of loans originated for resale, net	(2,235)	(1,270)
Gains on sale of non-performing loans, net	—	(946)
(Gains) losses of other real estate owned, net	(47)	88
Changes in assets and liabilities:
Decrease in accrued interest receivable	425	177
Decrease in accrued interest payable	(1,361)	(1,763)
Decrease in other assets	9,833	5,521
Decrease in other liabilities	(9,595)	(11,009)
Net cash provided by operating activities	56,416	53,710
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of investment securities held-to-maturity	80,099	34,550
Proceeds from maturities and repayments of investment securities available-for-sale	150,062	135,381
Proceeds from sale of investment securities available-for-sale	—	476
Purchase of investment securities available-for-sale	(220,944)	(162,357)
Purchase of investment securities held-to-maturity	(274)	—
Proceeds from sale (purchases) of other securities	440	(748)
Proceeds from sale of loans previously held for investment	67	943
Proceeds from sale of acquired credit impaired loans	9,620	—
Increase in loans	(34,925)	(83,445)
Net change in premises and equipment	(87)	(19,184)
Proceeds from the sale of other real estate owned	293	629
Purchase of bank owned life insurance	(25,000)	—
Net cash used in investing activities	(40,649)	(93,755)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in transaction and savings deposit accounts	39,062	135,860
Net decrease in time deposits	(35,323)	(99,955)
Net (decrease) increase in customer repurchase agreements	(67,855)	35,950
Net decrease in FHLB advances and other borrowings	(21,002)	(1,734)
Proceeds from shares issued, share-based plans	2,112	1,553
Excess tax expense on share-based plans	(67)	(20)
Common stock repurchases	(76,516)	(75,390)
Cash dividends, common	(31,632)	(27,828)
Net cash used in financing activities	(191,221)	(31,564)
Net decrease in cash and cash equivalents	(175,454)	(71,609)
Cash and cash equivalents at beginning of year	413,839	283,523
Cash and cash equivalents at end of period	$238,385	$211,914

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CASH FLOW DISCLOSURES

The Company considers cash and due from banks and interest earning deposits with banks to be cash equivalents for the purposes of reporting cash flows. Cash paid for interest and income taxes is as follows:

(dollars in thousands)	Six Months Ended June 30,
	2015	2014
Interest	$18,355	$13,658
Income taxes	10,705	9,690

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

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

Based on a preliminary purchase price allocation, the Company recorded $44 million in goodwill and $4.8 million in core deposit intangibles as a result of the acquisition. The amount of goodwill recorded reflects the excess purchase price over the estimated fair value of the net assets acquired. Based upon further review of the purchased credit-impaired ("PCI") loan portfolio, the Company recorded an additional $0.7 million in goodwill during the first quarter of 2015. None of the goodwill is deductible for income tax purposes. Refer to Footnote 5 within this section for additional information related to the acquired loan portfolio.

3.  EARNINGS PER SHARE

The components of the Company’s basic and diluted earnings per share are as follows:

(dollars in thousands, except share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$27,238	$26,199	$53,965	$48,909
Calculation of shares
Weighted average basic shares	140,126,314	139,191,923	141,511,079	140,270,062
Dilutive effect of share-based awards	626,399	528,057	614,361	522,502
Weighted average fully diluted shares	140,752,713	139,719,980	142,125,440	140,792,564

Earnings per share
Basic	$0.19	$0.19	$0.38	$0.35
Diluted	$0.19	$0.19	$0.38	$0.35

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

3.  EARNINGS PER SHARE - Continued

The following stock options were excluded from the computation of earnings per share as they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	1,562,739	2,066,948	1,583,330	2,075,173
Exercise price
Low	$8.69	$8.69	$8.69	$8.69
High	$19.97	$21.49	$21.49	$21.49

4.  INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities at June 30, 2015 are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
U.S. Government agencies	$1,000	$1	$—	$1,001
State and municipal bonds	62,801	3,967	(60)	66,708
Agency mortgage-backed securities/collateralized mortgage obligations (a)	1,512,449	17,912	(10,202)	1,520,159
Corporate securities and other	4,109	635	(273)	4,471
Marketable equity securities	3,583	2,521	(92)	6,012
Total	$1,583,942	$25,036	$(10,627)	$1,598,351

	Carrying Value (b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity
U.S. Government agencies	$3,880	$70	$—	$3,950
State and municipal bonds	509,882	19,190	(330)	528,742
Agency mortgage-backed securities/collateralized mortgage obligations (a)	326,984	4,073	(611)	330,446
Corporate securities and other	1,446	15	—	1,461
Total	$842,192	$23,348	$(941)	$864,599

(a) Includes U.S. Government sponsored agency securities.
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

4.  INVESTMENT SECURITIES - Continued

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities at December 31, 2014 are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
U.S. Government agencies	$1,000	$7	$—	$1,007
State and municipal bonds	63,674	4,488	(82)	68,080
Agency mortgage-backed securities/collateralized mortgage obligations (a)	1,442,102	19,234	(9,875)	1,451,461
Corporate securities and other	4,109	600	(348)	4,361
Marketable equity securities	3,583	2,169	—	5,752
Total	$1,514,468	$26,498	$(10,305)	$1,530,661

	Carrying Value (b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity
U.S. Government agencies	$3,869	$55	$—	$3,924
State and municipal bonds	551,627	24,480	(63)	576,044
Agency mortgage-backed securities/collateralized mortgage obligations (a)	364,100	5,098	(694)	368,504
Corporate securities and other	1,446	21	(4)	1,463
Total	$921,042	$29,654	$(761)	$949,935

(a) Includes U.S. Government sponsored agency securities.
(b) For securities which were transferred from the available-for-sale category to held-to maturity, the carrying value of the transferred securities represents their fair value at the date of transfer adjusted for subsequent amortization.  The carrying value of all other held-to-maturity securities represents their amortized cost.

Gains and losses from sales of available-for-sale investment securities are as follows:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gains	$—	$—	$—	$8
Losses	—	—	—	—
Net gains from sales of available-for-sale investment securities	$—	$—	$—	$8

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

4.  INVESTMENT SECURITIES - Continued

The following tables indicate the length of time individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014, respectively. The tables below include available-for-sale and held-to-maturity investment securities in an unrealized loss position at the specified dates.

June 30, 2015

(dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	53	$30,281	$(302)	$8,783	$(88)	$39,064	$(390)
Agency mortgage-backed securities/collateralized mortgage obligations (a)	151	399,664	(3,371)	259,316	(7,442)	658,980	(10,813)
Corporate securities and other	2	—	—	1,225	(273)	1,225	(273)
Total debt securities	206	429,945	(3,673)	269,324	(7,803)	699,269	(11,476)
Marketable equity securities	2	354	(92)	—	—	354	(92)
Total	208	$430,299	$(3,765)	$269,324	$(7,803)	$699,623	$(11,568)

December 31, 2014

(dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	29	$9,166	$(47)	$10,572	$(98)	$19,738	$(145)
Agency mortgage-backed securities/collateralized mortgage obligations (a)	123	250,975	(1,763)	296,419	(8,806)	547,394	(10,569)
Corporate securities and other	3	1,010	(4)	1,150	(348)	2,160	(352)
Total	155	$261,151	$(1,814)	$308,141	$(9,252)	$569,292	$(11,066)

(a) Includes U.S. Government sponsored agency securities.

The fair value of investment securities pledged as collateral are presented below and includes available-for-sale and held-to-maturity investment securities:

(dollars in thousands)	June 30, 2015	December 31, 2014
Deposits	$877,350	$1,043,175
Customer repurchase agreements	607,692	662,737
Other	64,082	70,837
Total	$1,549,124	$1,776,749

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

4.  INVESTMENT SECURITIES - Continued

The specified values of investment securities, by contractual maturity, at June 30, 2015 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Carrying Value	Fair Value
Due in one year or less	$6,580	$6,704	$718	$722
Due after one through five years	56,640	60,778	15,156	15,278
Due after five through ten years	157,505	163,106	253,715	262,461
Due after ten years	1,359,634	1,361,751	572,603	586,138
Marketable equity securities	3,583	6,012	—	—
Total	$1,583,942	$1,598,351	$842,192	$864,599

Evaluation of Impairment of Securities

The Company did not record any other-than-temporary impairment ("OTTI") losses for the three and six months ended June 30, 2015 and 2014.

As of June 30, 2015 and December 31, 2014, accumulated other comprehensive income did not include any impairment related charges for the non-credit-related components of OTTI.

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

At June 30, 2015, gross unrealized losses totaled $11.6 million, and the gross unrealized losses of securities in an unrealized loss position for twelve months or longer totaled $7.8 million, of which $7.4 million is attributable to agency mortgage-backed securities and $0.4 million attributable to state and municipal securities and other.  The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). As a result of its review and considering the attributes of the individual securities, the Company concluded that the securities were not other-than-temporarily impaired.

Because the Company does not intend to sell these investments and it is not more likely than not it will be required to sell these investments before a recovery of carrying value, which may be maturity, the Company does not consider the securities in an unrealized loss position for twelve months or longer to be other-than-temporarily impaired.

Other securities on the Company’s consolidated balance sheet totaled $67.1 million and $67.5 million as of June 30, 2015 and December 31, 2014, respectively. The balance includes Federal Loan Home Bank ("FHLB") of Pittsburgh stock and Federal Reserve Bank stock. These securities lack a market, and as such they are carried at par/cost since their fair value is not readily determinable. The Company evaluates, and will continue to evaluate, these securities for impairment each reporting period and has concluded the carrying value of these securities is not impaired. During 2015, the FHLB of Pittsburgh and Federal Reserve Bank repurchased an additional $0.4 million, net, of capital stock from the Company at par/cost. Also, during 2015 and 2014 the Company received and recorded dividends on its FHLB stock.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

5.  LOANS

The following table summarizes loans outstanding, net of unearned income:

June 30, 2015
(dollars in thousands)	Originated Loans	Acquired Loans	Total
Commercial and industrial	$2,621,552	$49,070	$2,670,622

CRE - permanent	1,178,149	112,910	1,291,059
CRE - construction	123,722	13,629	137,351
Commercial real estate	1,301,871	126,539	1,428,410

Residential mortgages	642,300	224,868	867,168
Home equity	788,973	114,354	903,327
All other consumer	289,136	125	289,261
Consumer	1,720,409	339,347	2,059,756

Loans	$5,643,832	$514,956	$6,158,788

December 31, 2014
(dollars in thousands)	Originated Loans	Acquired Loans	Total
Commercial and industrial	$2,548,438	$51,429	$2,599,867

CRE - permanent	1,092,006	137,312	1,229,318
CRE - construction	196,554	6,988	203,542
Commercial real estate	1,288,560	144,300	1,432,860

Residential mortgages	654,617	253,740	908,357
Home equity	783,248	130,582	913,830
All other consumer	287,224	141	287,365
Consumer	1,725,089	384,463	2,109,552

Loans	$5,562,087	$580,192	$6,142,279

The carrying amount of acquired loans at June 30, 2015 totaled $515 million. The carrying value of acquired, non-impaired loans was $513 million as of June 30, 2015, inclusive of a net fair value adjustment of $4.3 million, which will be accreted to interest income over the remaining life of the related portfolio. At June 30, 2015, the carrying value of loans acquired with deteriorated credit quality, or purchased credit-impaired ("PCI") loans, was $1.6 million, inclusive of a $1.3 million fair value adjustment. PCI loans are accounted for in accordance with ASC 310-30. The Company continues to evaluate the credit performance of the PCI loan portfolio and its potential resolution, which may include individual and/or bulk loan settlements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

5.  LOANS - Continued

The following tables present classifications for originated loans:

June 30, 2015	Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified	Non-Performing	Total
Commercial and industrial	$2,528,623	$22,434	$61,281	$9,214	$2,621,552

CRE - permanent	1,158,483	3,710	8,285	7,671	1,178,149
CRE - construction	112,112	296	2,871	8,443	123,722
Commercial real estate	1,270,595	4,006	11,156	16,114	1,301,871

Residential mortgages	626,926	—	771	14,603	642,300
Home equity	782,805	—	637	5,531	788,973
All other consumer	283,606	—	4,013	1,517	289,136
Consumer	1,693,337	—	5,421	21,651	1,720,409

Originated loans	$5,492,555	$26,440	$77,858	$46,979	$5,643,832

Percent of originated loans	97.32%	0.47%	1.38%	0.83%	100.00%

December 31, 2014	Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified	Non-Performing	Total
Commercial and industrial	$2,431,251	$24,129	$70,765	$22,293	$2,548,438

CRE - permanent	1,065,916	4,351	13,307	8,432	1,092,006
CRE - construction	182,554	701	5,186	8,113	196,554
Commercial real estate	1,248,470	5,052	18,493	16,545	1,288,560

Residential mortgages	640,344	—	314	13,959	654,617
Home equity	778,611	—	335	4,302	783,248
All other consumer	280,975	—	4,256	1,993	287,224
Consumer	1,699,930	—	4,905	20,254	1,725,089

Originated loans	$5,379,651	$29,181	$94,163	$59,092	$5,562,087

Percent of originated loans	96.73%	0.52%	1.69%	1.06%	100.00%

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

5.  LOANS - Continued

The following tables present classifications for acquired loans:

June 30, 2015	Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified	Non-Performing	PCI	Total
Commercial and industrial	$48,230	$592	$188	$60	$—	$49,070

CRE - permanent	107,820	2,814	641	—	1,635	112,910
CRE - construction	13,629	—	—	—	—	13,629
Commercial real estate	121,449	2,814	641	—	1,635	126,539

Residential mortgages	224,721	—	147	—	—	224,868
Home equity	114,354	—	—	—	—	114,354
All other consumer	125	—	—	—	—	125
Consumer	339,200	—	147	—	—	339,347

Acquired loans	$508,879	$3,406	$976	$60	$1,635	$514,956

Percent of acquired loans	98.82%	0.66%	0.19%	0.01%	0.32%	100.00%

December 31, 2014	Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified	Non-Performing	PCI	Total
Commercial and industrial	$49,091	$697	$418	$—	$1,223	$51,429

CRE - permanent	122,952	7,840	1,409	—	5,111	137,312
CRE - construction	6,931	—	—	—	57	6,988
Commercial real estate	129,883	7,840	1,409	—	5,168	144,300

Residential mortgages	252,454	—	31	—	1,255	253,740
Home equity	130,552	—	30	—	—	130,582
All other consumer	141	—	—	—	—	141
Consumer	383,147	—	61	—	1,255	384,463

Acquired loans	$562,121	$8,537	$1,888	$—	$7,646	$580,192

Percent of acquired loans	96.88%	1.47%	0.33%	—%	1.32%	100.00%

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

5.  LOANS - Continued

The following table presents the details for past due loans:

June 30, 2015	Past Due and Still Accruing				Accruing Current Balances		Non-Accrual Balances (d)	Total Balances
(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More (c)	Total		PCI Loans
Commercial and industrial	$1,092	$288	$—	$1,380	$2,660,319	$—	$8,923	$2,670,622

CRE - permanent	979	—	—	979	1,281,285	1,635	7,160	1,291,059
CRE - construction	—	—	—	—	128,908	—	8,443	137,351
Commercial real estate	979	—	—	979	1,410,193	1,635	15,603	1,428,410

Residential mortgages	4,278	1,019	427	5,724	853,137	—	8,307	867,168
Home equity	3,340	1,029	393	4,762	894,538	—	4,027	903,327
All other consumer	2,323	692	1,083	4,098	283,776	—	1,387	289,261
Consumer	9,941	2,740	1,903	14,584	2,031,451	—	13,721	2,059,756

Loans	$12,012	$3,028	$1,903	$16,943	$6,101,963	$1,635	$38,247	$6,158,788

Percent of loans	0.20%	0.05%	0.03%	0.28%		0.03%	0.62%

December 31, 2014	Past Due and Still Accruing				Accruing Current Balances		Non-Accrual Balances (d)	Total Balances
(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More (c)	Total		PCI Loans
Commercial and industrial	$738	$369	$137	$1,244	$2,575,469	$1,223	$21,931	$2,599,867

CRE - permanent	2,052	286	57	2,395	1,213,897	5,111	7,915	1,229,318
CRE - construction	425	—	—	425	194,947	57	8,113	203,542
Commercial real estate	2,477	286	57	2,820	1,408,844	5,168	16,028	1,432,860

Residential mortgages	6,013	1,363	304	7,680	891,716	1,255	7,706	908,357
Home equity	4,596	579	365	5,540	904,864	—	3,426	913,830
All other consumer	3,039	657	1,320	5,016	280,603	—	1,746	287,365
Consumer	13,648	2,599	1,989	18,236	2,077,183	1,255	12,878	2,109,552

Loans	$16,863	$3,254	$2,183	$22,300	$6,061,496	$7,646	$50,837	$6,142,279

Percent of loans	0.27%	0.05%	0.04%	0.36%		0.12%	0.83%

(c) Loans 90 days or more past due remain on accrual status if they are well secured and collection of all principal and interest is probable.
(d) At June 30, 2015, non-accrual balances included troubled debt restructurings of $6.0 million commercial and industrial, $13.9 million of commercial real estate, and $3.4 million of consumer loans. At December 31, 2014, non-accrual balances included troubled debt restructurings of $8.2 million of commercial and industrial, $14.0 million of commercial real estate, and $3.4 million of consumer loans.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

5.  LOANS - Continued

Additional details for changes in the allowance for loan losses by loan portfolio for originated loans are as follows:

June 30, 2015
(dollars in thousands)
Three Months Ended	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$41,134	$18,176	$20,388	$10,031	$89,729
Charge-offs	(5,949)	(5)	(1,835)	—	(7,789)
Recoveries	1,075	405	396	—	1,876
Provision	(177)	(1,487)	1,829	835	1,000
Ending balance	$36,083	$17,089	$20,778	$10,866	$84,816

Six Months Ended	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$39,982	$18,696	$21,390	$10,607	$90,675
Charge-offs	(6,732)	(628)	(3,503)	—	(10,863)
Recoveries	1,436	522	1,046	—	3,004
Provision	1,397	(1,501)	1,845	259	2,000
Ending balance	$36,083	$17,089	$20,778	$10,866	$84,816
Allowance for loan losses:
Individually evaluated for impairment	$2,234	$3,331	$2,308	$—	$7,873
Collectively evaluated for impairment	33,849	13,758	18,470	10,866	76,943
Total allowance for loan losses	$36,083	$17,089	$20,778	$10,866	$84,816
Originated loans:
Individually evaluated for impairment	$9,355	$18,828	$22,255	$—	$50,438
Collectively evaluated for impairment	2,612,197	1,283,043	1,698,154	—	5,593,394
Originated loans	$2,621,552	$1,301,871	$1,720,409	$—	$5,643,832

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

5.  LOANS - Continued

June 30, 2014
(dollars in thousands)
Three Months Ended	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$40,697	$20,197	$21,864	$10,494	$93,252
Charge-offs	(2,892)	(800)	(1,433)	—	(5,125)
Recoveries	843	111	767	—	1,721
Provision	(570)	(945)	372	1,143	—
Ending balance	$38,078	$18,563	$21,570	$11,637	$89,848

Six Months Ended	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$41,288	$22,653	$21,478	$10,948	$96,367
Charge-offs	(4,227)	(1,327)	(4,589)	—	(10,143)
Recoveries	1,028	185	1,160	—	2,373
Provision	(11)	(2,948)	3,521	689	1,251
Ending balance	$38,078	$18,563	$21,570	$11,637	$89,848
Allowance for loan losses:
Individually evaluated for impairment	$342	$2,180	$1,828	$—	$4,350
Collectively evaluated for impairment	37,736	16,383	19,742	11,637	85,498
Total allowance for loan losses	$38,078	$18,563	$21,570	$11,637	$89,848
Originated loans:
Individually evaluated for impairment	$9,875	$17,794	$18,646	$—	$46,315
Collectively evaluated for impairment	2,479,118	1,207,640	1,670,683	—	5,357,441
Originated loans	$2,488,993	$1,225,434	$1,689,329	$—	$5,403,756

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

5.  LOANS - Continued

Impaired loan details are as follows and exclude loans acquired with deteriorated credit quality:

June 30, 2015	Recorded Investment
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance
Commercial and industrial	$4,115	$5,240	$9,355	$4,367	$13,722	$2,234

CRE - permanent	8,681	1,704	10,385	5,802	16,187	2,285
CRE - construction	8,443	—	8,443	970	9,413	1,046
Commercial real estate	17,124	1,704	18,828	6,772	25,600	3,331

Residential mortgages	6,434	8,658	15,092	481	15,573	1,597
Home equity	1,357	4,174	5,531	452	5,983	662
All other consumer	244	1,388	1,632	—	1,632	49
Consumer	8,035	14,220	22,255	933	23,188	2,308

Total	$29,274	$21,164	$50,438	$12,072	$62,510	$7,873

December 31, 2014	Recorded Investment
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance
Commercial and industrial	$17,343	$5,041	$22,384	$3,981	$26,365	$7,165

CRE - permanent	9,062	2,120	11,182	7,821	19,003	2,574
CRE - construction	7,585	528	8,113	970	9,083	1,332
Commercial real estate	16,647	2,648	19,295	8,791	28,086	3,906

Residential mortgages	5,894	8,109	14,003	457	14,460	1,503
Home equity	850	3,452	4,302	436	4,738	295
All other consumer	397	1,596	1,993	—	1,993	200
Consumer	7,141	13,157	20,298	893	21,191	1,998

Total	$41,131	$20,846	$61,977	$13,665	$75,642	$13,069

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

5.  LOANS - Continued

The following table presents additional details related to the Company's impaired loans, excluding PCI loans. Interest income recognized for the three and six months ended June 30, 2015 and 2014 primarily represents amounts earned on accruing TDR's.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial and industrial	$16,634	$5	$11,685	$6	$19,237	$10	$13,176	$12

CRE - permanent	10,109	7	7,181	6	10,105	13	7,841	12
CRE - construction	8,369	—	9,929	—	8,317	—	10,242	—
Commercial real estate	18,478	7	17,110	6	18,422	13	18,083	12

Residential mortgages	15,248	31	13,048	33	15,256	65	13,491	67
Home equity	5,448	9	4,700	3	5,039	14	4,937	6
All other consumer	1,609	2	1,902	4	1,710	6	1,896	6
Consumer	22,305	42	19,650	40	22,005	85	20,324	79

Total	$57,417	$54	$48,445	$52	$59,664	$108	$51,583	$103

The following table presents details of the Company’s loans which experienced a troubled debt restructuring and are performing according to the modified terms. The Company’s restructured loans are included within non-performing loans and impaired loans in the preceding tables.

(dollars in thousands)	June 30, 2015	December 31, 2014
Commercial and industrial	$351	$362
CRE - permanent	511	517
Residential mortgages	6,296	6,253
Home equity	1,504	876
All other consumer	130	247
Total restructured loans	$8,792	$8,255

Undrawn commitments to lend on restructured loans	$—	$—

The Company modifies loans to consumers secured by residential mortgages and home equity loans utilizing a program modeled after government assisted programs in order to help customers who are experiencing financial difficulty and are in jeopardy of losing their homes to foreclosure.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

6.  DEPOSITS

(dollars in thousands)	June 30, 2015	December 31, 2014
NOW accounts	$1,886,405	$1,913,399
Money market accounts	1,734,059	1,827,233
Savings accounts	722,051	678,294
Time deposits less than $100	859,472	891,964
Time deposits $100 or greater	330,866	333,697
Total interest bearing deposits	5,532,853	5,644,587
Non-interest bearing deposits	1,200,631	1,085,158
Total deposits	$6,733,484	$6,729,745

At June 30, 2015, time deposits were scheduled to mature as follows:

(dollars in thousands)
2015	$429,181
2016	312,225
2017	129,681
2018	89,176
2019	174,193
Thereafter	55,882
Total	$1,190,338

7.  CONTINGENCIES

In the normal course of business, the Company is named as a defendant in various lawsuits.  Accruals are established for legal proceedings when information related to the loss contingencies indicates that a loss settlement is both probable and can be estimated. At June 30, 2015, the Company did not have material amounts accrued for legal proceedings as it is the opinion of management that the resolution of such suits will not have a material effect on the financial position or results of operations of the Company. The outcome of legal proceedings is inherently uncertain, and as a result, the amounts recorded may not represent the Company's ultimate loss upon resolution. Thus, the Company’s exposure and ultimate losses may be higher or lower than amounts accrued or estimated as the reasonably possible exposure.

8.  ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) was comprised of the following components, after tax:

(dollars in thousands)	June 30, 2015	December 31, 2014
Unrealized gains on investment securities, net	$7,411	$8,236
Net pension loss not yet recognized in net periodic pension cost	(19,097)	(19,227)
Total accumulated other comprehensive loss	$(11,686)	$(10,991)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

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

In the second quarter of 2015, the Company declared a cash dividend of $0.11 per share, or $15.4 million, which was paid on May 15, 2015, to shareholders of record as of May 4, 2015.

On July 22, 2015, the Company announced a third quarter cash dividend of $0.11 per share to be paid on August 17, 2015 to shareholders of record as of August 3, 2015.

10.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The notional amount of financial instruments whose contract amounts represent credit risk:

(dollars in thousands)	June 30, 2015	December 31, 2014
Commitments to extend credit	$1,893,949	$1,960,419
Commitments to fund mortgages	50,912	27,599
Commitments to sell mortgages to investors	36,953	20,228
Letters of credit	172,891	152,714

Summary information regarding interest rate swap derivative positions which were not designated in hedging relationships are as follows:

June 30, 2015
(dollars in thousands)	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Receive fixed - pay floating interest rate swaps	179	$656,375	$23,548	$501	4.50%	2.18%	6.04
Pay fixed - receive floating interest rate swaps	179	656,375	501	23,548	2.18%	4.50%	6.04
Interest rate swaps		$1,312,750	$24,049	$24,049	3.34%	3.34%	6.04

December 31, 2014
(dollars in thousands)	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Receive fixed - pay floating interest rate swaps	165	$596,252	$24,786	$546	4.64%	2.28%	5.89
Pay fixed - receive floating interest rate swaps	165	596,252	546	24,786	2.28%	4.64%	5.89
Interest rate swaps		$1,192,504	$25,332	$25,332	3.46%	3.46%	5.89

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

10.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

The Company enters into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps are considered derivatives but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them. In response, the Company enters into offsetting interest rate swaps with counterparties for interest rate risk management purposes. The counterparty swaps are also considered derivatives and are also not designated in hedging relationships. Changes in the fair value of the customer and counterparty swaps are recorded net in the consolidated statement of income. Because these amounts offset each other, there was no impact on other operating income for the three and six months ended June 30, 2015 and June 30, 2014. For additional analysis of the fair value of interest rate swaps refer to Footnote 12 within this section.

The following summarizes the Company’s derivative activity:

		Income Statement Effect	Income Statement Effect
	Balance Sheet Effect at	for the Three Months Ended	for the Six Months Ended
Derivative Instruments	June 30, 2015	June 30, 2015	June 30, 2015

Interest rate swaps	Increase to other assets/liabilities of $24.0 million.	No net effect on other operating income from offsetting $7.0 million change in fair value.	No net effect on other operating income from offsetting $1.3 million change in fair value.

Other derivatives:
Interest rate locks	Increase to other liabilities of $0.1 million.	Decrease to mortgage banking income of $0.2 million.	Decrease to mortgage banking income of $0.1 million.
Forward sale commitments	Increase to other liabilities of $0.1 million.	Increase to mortgage banking income of less than $0.2 million.	Increase to mortgage banking income of less than $0.1 million.

		Income Statement Effect	Income Statement Effect
	Balance Sheet Effect at	for the Three Months Ended	for the Six Months Ended
Derivative Instruments	December 31, 2014	June 30, 2014	June 30, 2014

Interest rate swaps	Increase to other assets/liabilities of $25.3 million.	No net effect on other operating income from offsetting $0.7 million change in fair value.	No net effect on other operating income from offsetting $0.8 million change in fair value.

Other derivatives:
Interest rate locks	Increase to other assets of less than $0.1 million.	Increase to mortgage banking income of $0.1 million.	Increase to mortgage banking income of $0.1 million.
Forward sale commitments	Increase to other liabilities of $0.2 million.	Increase to mortgage banking income of $0.2 million.	Decrease to mortgage banking income of less than $0.1 million.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

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

The following table presents information about financial instruments that are eligible for offset:

June 30, 2015
(dollars in thousands)
Assets	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet
Derivatives - Interest Rate Swaps	$501	$—	$501

Liabilities
Derivatives - Interest Rate Swaps	$23,548	$—	$23,548

December 31, 2014
(dollars in thousands)
Assets	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet
Derivatives - Interest Rate Swaps	$546	$—	$546

Liabilities
Derivatives - Interest Rate Swaps	$24,786	$—	$24,786

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

11. BALANCE SHEET OFFSETTING - Continued

The following table represents a reconciliation of the net amounts of interest rate swap derivative assets and liabilities presented in the balance sheet to the net amounts that would result in the event of offset, by counterparty:

June 30, 2015
(dollars in thousands)		Gross Amounts Not Offset in the Balance Sheet
Assets	Net Amounts Presented in the Balance Sheet	Financial Instruments (e)	Cash Collateral (f)	Net Amount
Counterparty A	$281	$(281)	$—	$—
Counterparty B	87	(87)	—	—
Counterparty C	133	(133)	—	—
Total Assets	$501	$(501)	$—	$—

Liabilities
Counterparty A	$8,824	$(281)	$(8,375)	$168
Counterparty B	7,429	(87)	(6,610)	732
Counterparty C	5,572	(133)	(4,570)	869
All Other Counterparties	1,723	—	(1,570)	153
Total Liabilities	$23,548	$(501)	$(21,125)	$1,922

December 31, 2014
(dollars in thousands)		Gross Amounts Not Offset in the Balance Sheet
Assets	Net Amounts Presented in the Balance Sheet	Financial Instruments (e)	Cash Collateral (f)	Net Amount
Counterparty A	$536	$(536)	$—	$—
All Other Counterparties	10	(10)	—	—
Total Assets	$546	$(546)	$—	$—

Liabilities
Counterparty A	$10,142	$(536)	$(9,614)	$(8)
Counterparty B	7,378	—	(7,140)	238
Counterparty C	4,789	—	(4,590)	199
All Other Counterparties	2,477	(10)	(2,481)	(14)
Total Liabilities	$24,786	$(546)	$(23,825)	$415

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

The Company has the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e. the fair value option), on an instrument-by-instrument basis. The election to use the fair value option is available when an entity first recognizes a financial asset or liability or upon entering into a Company commitment. Subsequent changes in fair value must be recorded in earnings. The Company has not elected to apply the fair value option to any of its financial instruments at June 30, 2015.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

12.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

June 30, 2015	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$1,001	$—	$1,001	$—
State and municipal bonds	66,708	—	66,708	—
Agency mortgage-backed securities/ collateralized mortgage obligations (a)	1,520,159	—	1,520,159	—
Corporate securities and other	4,471	69	3,177	1,225
Marketable equity securities	6,012	4,951	—	1,061
Investment securities, available-for-sale	1,598,351	5,020	1,591,045	2,286

Interest rate swap agreements	24,049	—	24,049	—
Total fair value of assets	$1,622,400	$5,020	$1,615,094	$2,286

Liabilities
Interest rate swap agreements	$24,049	$—	$24,049	$—
Forward sale commitments	131	—	131	—
Interest rate locks	110	—	110	—
Total fair value of liabilities	$24,290	$—	$24,290	$—

December 31, 2014	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$1,007	$—	$1,007	$—
State and municipal bonds	68,080	—	68,080	—
Agency mortgage-backed securities/ collateralized mortgage obligations (a)	1,451,461	—	1,451,461	—
Corporate securities and other	4,361	65	3,146	1,150
Marketable equity securities	5,752	4,676	—	1,076
Investment securities, available-for-sale	1,530,661	4,741	1,523,694	2,226

Interest rate swap agreements	25,332	—	25,332	—
Interest rate locks	30	—	30	—
Total fair value of assets	$1,556,023	$4,741	$1,549,056	$2,226

Liabilities
Interest rate swap agreements	$25,332	$—	$25,332	$—
Forward sale commitments	158	—	158	—
Total fair value of liabilities	$25,490	$—	$25,490	$—

(a) Includes U.S. Government sponsored agency securities.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

12.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following table presents activity for investment securities measured at fair value on a recurring basis for the six months ended June 30, 2015:

(dollars in thousands)
Level 1	Beginning Balance January 1, 2015	Gains/(Losses) Included in Earnings (g)	Gains/(Losses) Included in Other Comprehensive Income	Purchases	Sales	Maturities/ Calls/Paydowns	Transfers	Ending Balance June 30, 2015
Corporate securities and other	$65	$—	$4	$—	$—	$—	$—	$69
Marketable equity securities	4,676	—	275	—	—	—	—	4,951
Total level 1	4,741	—	279	—	—	—	—	5,020

Level 2

U.S. Government agencies	1,007	—	(6)	—	—	—	—	1,001
State and municipal bonds	68,080	878	(499)	580	—	(2,331)	—	66,708
Agency mortgage-backed securities/ collateralized mortgage obligations (a)	1,451,461	(2,286)	(1,649)	220,364	—	(147,731)	—	1,520,159
Corporate securities and other	3,146	—	31	—	—	—	—	3,177
Total level 2	1,523,694	(1,408)	(2,123)	220,944	—	(150,062)	—	1,591,045

Level 3

Corporate securities and other	1,150	—	75	—	—	—	—	1,225
Marketable equity securities	1,076	—	(15)	—	—	—	—	1,061
Total level 3	2,226	—	60	—	—	—	—	2,286

Total available-for-sale securities	$1,530,661	$(1,408)	$(1,784)	$220,944	$—	$(150,062)	$—	$1,598,351

(a) Includes U.S. Government sponsored agency securities.
(g) Represents amortization/accretion.

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2015	Balance	(Level 1)	(Level 2)	(Level 3)
Loans held-for-sale	$9,693	$—	$9,693	$—
Impaired loans, net (h)	42,565	—	—	42,565
OREO and other repossessed assets	5,186	—	—	5,186

December 31, 2014
Loans held-for-sale	$4,178	$—	$4,178	$—
Impaired loans, net (h)	48,908	—	—	48,908
OREO and other repossessed assets	4,867	—	—	4,867

(h) Excludes purchased credit impaired loans. For additional information regarding impaired loans, refer to Footnote 5.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

12.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

Fair value for loans held-for-sale is estimated based upon available market data for mortgage-backed securities with similar interest rates and maturities.  Lower of cost or estimated fair value write-downs recorded on loans held-for-sale were zero as of June 30, 2015 and December 31, 2014.

The recorded investment in impaired loans totaled $50.4 million with a specific reserve of $7.9 million at June 30, 2015, compared to $62.0 million with a specific reserve of $13.1 million at December 31, 2014. Fair value for impaired loans is measured primarily on the value of the collateral securing these loans, less estimated costs to sell, or the present value of estimated cash flows discounted at the loan’s original effective interest rate.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

Fair value for OREO and other repossessed assets is estimated based upon its appraised value less costs to sell. Additional write-downs of $0.2 million were included in the period-ending OREO and other repossessed assets balance at June 30, 2015. There were no additional write-downs included in OREO and other repossessed assets balance at December 31, 2014.

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

The estimation methodologies, resulting fair values and recorded carrying amounts are as follows:

	June 30, 2015		December 31, 2014
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$238,385	$238,385	$413,839	$413,839
Investment securities available-for-sale	1,598,351	1,598,351	1,530,661	1,530,661
Investment securities held-to-maturity	842,192	864,599	921,042	949,935
Loans held-for-sale	9,693	9,934	4,178	4,306
Loans, net of allowance for loan losses	6,073,972	5,989,795	6,051,604	5,957,399
OREO and other repossessed assets	5,186	5,186	4,867	4,867
Interest rate swap agreements	24,049	24,049	25,332	25,332
Interest rate locks	—	—	30	30

Liabilities
Non-interest bearing deposits	$1,200,631	$1,200,631	$1,085,158	$1,085,158
Interest bearing deposits, non-maturity	4,342,515	4,342,515	4,418,926	4,418,926
Deposits with stated maturities	1,190,338	1,185,802	1,225,661	1,223,210
Customer repurchase agreements	539,850	539,850	607,705	607,705
Federal Home Loan Bank advances and other borrowings	889,366	894,507	910,378	916,280
Senior long-term debt	125,000	119,608	125,000	127,250
Subordinated debentures	77,321	77,321	77,321	77,321
Interest rate swap agreements	24,049	24,049	25,332	25,332
Forward sale commitments	131	131	158	158
Interest rate locks	110	110	—	—

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

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

The fair value of FHLB advances and other borrowings is determined based on current market rates for similar borrowings with similar credit ratings, as well as a further calculation for valuing the optionality of the conversion features in certain of the instruments.  These instruments are classified within Level 2 of the fair value hierarchy.

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

On October 24, 2014, the Company acquired the 3rd Fed Bank Retirement Plan as part of the acquisition of TF Financial. The plan is a non-contributory defined benefit pension plan which was frozen by TF Financial prior to the acquisition.

The table below reflects the components of the combined net periodic benefit cost of the plans:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$96	$55	$128	$110
Interest cost	893	602	1,190	1,205
Expected return on plan assets	(1,273)	(735)	(1,698)	(1,470)
Amortization of unrecognized net actuarial loss	187	78	250	155
Net periodic benefit cost (gain)	$(97)	$—	$(130)	$—

14.  SHARE-BASED COMPENSATION

Share-based compensation awards are currently granted under the National Penn Bancshares, Inc. 2014 Long-Term Incentive Compensation Plan ("2014 Plan"), approved by shareholders in April 2014 and expiring on April 22, 2024. The 2014 Plan replaced the expired Long-Term Incentive Compensation Plan ("2005 Plan") and includes authorized but unissued common shares under the 2005 Plan. Under the terms of the 2014 Plan, 2.8 million shares are available for issuance as of June 30, 2015. The Company has 0.6 million awards expiring during the twelve months ending June 30, 2016.

As of June 30, 2015, there was approximately $1.3 million of total unrecognized compensation cost related to unvested stock options and approximately $6.5 million of unrecognized compensation cost for other share-based awards that is expected to be recognized within approximately 3 years.

The table below summarizes activity related to share-based plans:

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Share-based compensation expense	$1,330	$1,124	$2,533	$2,138
Proceeds from stock options exercised	248	128	403	319
Intrinsic value of stock options exercised	106	37	164	102

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

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

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	As of and for the Three Months Ended June 30, 2015
(dollars in thousands)	Community Banking	Other	Consolidated
Total assets	$9,566,109	$38,205	$9,604,314
Total deposits	6,733,484	—	6,733,484
Net interest income (expense)	68,736	(1,901)	66,835
Total non-interest income	14,160	10,527	24,687
Total non-interest expense	45,373	8,587	53,960
Net income (loss)	27,430	(192)	27,238

	For the Six Months Ended June 30, 2015
(dollars in thousands)	Community Banking	Other	Consolidated
Net interest income (expense)	$139,299	$(3,782)	$135,517
Total non-interest income	26,760	20,857	47,617
Total non-interest expense	91,177	17,365	108,542
Net income (loss)	54,592	(627)	53,965

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

15.  SEGMENT REPORTING - Continued

	As of and for the Three Months Ended June 30, 2014
(dollars in thousands)	Community Banking	Other	Consolidated
Total assets	$8,578,603	$39,770	$8,618,373
Total deposits	6,108,483	—	6,108,483
Net interest income (expense)	63,467	(516)	62,951
Total non-interest income	13,473	10,923	24,396
Total non-interest expense	43,232	8,882	52,114
Net income	25,320	879	26,199

	For the Six Months Ended June 30, 2014
(dollars in thousands)	Community Banking	Other	Consolidated
Net interest income (expense)	$126,273	$(1,033)	$125,240
Total non-interest income	23,880	21,994	45,874
Total non-interest expense	86,573	17,878	104,451
Net income	47,327	1,582	48,909

16. GOODWILL

As of June 30, 2015, the carrying value of goodwill assigned to the "Community Banking" and "Other" reporting units was $280 million and $22.7 million, respectively. During the second quarter, the Company performed its annual, qualitative assessment of goodwill and determined that it is not more-likely-than-not that the fair value of its reporting units is less than their carrying amounts.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance and financial condition of the Company as of and for the three months ended and six months ended June 30, 2015, with a primary focus on an analysis of operating results.  Current performance does not guarantee, and may not be indicative of similar performance in the future.  The Company’s consolidated financial statements included in this Report are unaudited, and as such, are subject to year-end examination.

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

FINANCIAL HIGHLIGHTS

Business and Industry

National Penn Bancshares, Inc. is a Pennsylvania business corporation and a registered bank holding company headquartered in Allentown, Pennsylvania. National Penn operates as an independent community banking company that offers a diversified range of financial products principally through its bank subsidiary, National Penn Bank, as well as an array of investment, insurance and employee benefit services through its non-bank subsidiaries. National Penn’s financial services affiliates consist of National Penn Wealth Management, N.A., including its National Penn Investors Trust Company division; Institutional Advisors, LLC; and National Penn Insurance Services Group, Inc.

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

At June 30, 2015, National Penn Bank operated 124 retail branch offices, of which 116 are located in Pennsylvania, seven are located in New Jersey, and one is located in Maryland.

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

Merger with TF Financial Corporation

On October 24, 2014, the Company completed its acquisition of TF Financial Corporation ("TF Financial") through a stock and cash merger. The results of operations for the three and six months ended June 30, 2015 reflect the impact of this acquisition and the realization of the transaction's expected cost reductions. Refer to Footnote 2 for additional information regarding the acquisition of TF Financial.
Significant 2015 Transactions
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
On March 16, 2015, the Company announced that funds affiliated with Warburg Pincus agreed to sell 11,565,072 shares of National Penn’s common stock, which comprised approximately 8.3% of outstanding shares, at $10.56 per share in an underwritten secondary offering pursuant to National Penn's shelf registration statement filed with the Securities and Exchange Commission. The transaction closed on March 20, 2015. Immediately following the completion of the offering, Warburg Pincus no longer owned any shares of National Penn’s common stock. No shares of common stock were sold by National Penn, and Warburg Pincus received all of the proceeds from the offering.

Overview

	Three Months Ended			Six Months Ended
(dollars in thousands, except per share data)	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
EARNINGS
Total interest income	$75,417	$77,094	$70,528	$152,511	$140,661
Total interest expense	8,582	8,412	7,577	16,994	15,421
Net interest income	66,835	68,682	62,951	135,517	125,240
Provision for loan losses	1,000	1,000	—	2,000	1,251
Net interest income after provision for loan losses	65,835	67,682	62,951	133,517	123,989
Net gains on investment securities	—	—	—	—	8
Other non-interest income	24,687	22,930	24,396	47,617	45,866
Other non-interest expense	53,960	54,582	52,114	108,542	104,451
Income before income taxes	36,562	36,030	35,233	72,592	65,412
Income tax expense	9,324	9,303	9,034	18,627	16,503
Net income	$27,238	$26,727	$26,199	$53,965	$48,909

Basic earnings per share	$0.19	$0.19	$0.19	$0.38	$0.35
Diluted earnings per share	0.19	0.19	0.19	0.38	0.35
Dividends per share	0.11	0.11	0.10	0.22	0.20

Net interest margin	3.24%	3.36%	3.43%	3.30%	3.43%
Efficiency ratio (i)	56.59%	57.10%	57.02%	56.85%	58.28%
Return on average assets	1.14%	1.14%	1.23%	1.14%	1.16%
Return on average tangible common equity (i)	13.32%	12.96%	12.77%	13.14%	11.94%

Asset Quality Metrics
Allowance for loan losses/total originated loans	1.50%	1.61%	1.66%
Allowance for loan losses/total loans	1.37%	1.46%	1.66%
Non-performing loans/total loans	0.76%	0.95%	0.80%
Delinquent loans/total loans	0.27%	0.26%	0.32%
Allowance for loan losses/non-performing loans	180.3%	154.2%	206.6%
Net loan charge-offs to average total loans (annualized)	0.39%	0.13%	0.25%	0.26%	0.29%

(i) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2 and the Non-GAAP reconciliations below.

•
For the three months ended June 30, 2015, the Company recorded net income of $27.2 million, or $0.19 per diluted share, compared to $26.2 million, or $0.19 per diluted share, for the three months ended June 30, 2014. For the six months ended June 30, 2015, the Company recorded net income of $54.0 million, or $0.38 per diluted share, compared to $48.9 million, or $0.35 per diluted share, in the comparable prior year period. The increase in both periods is primarily due to the acquisition of TF Financial in the fourth quarter of 2014, coupled with growth in the Company's originated loan portfolio. Return on average assets was 1.14% and return on average tangible common equity was 13.14% for the six months ended June 30, 2015.

•
Net interest income increased to $136 million for the six months ended June 30, 2015 compared to $125 million for the comparable period in 2014, as a result of the acquisition of TF Financial and growth in the Company's originated loan portfolio. The Company's net interest margin declined thirteen basis points to 3.30% for the six months ended June 30, 2015, compared to 3.43% for the six months ended June 30, 2014. The year-to-date net interest margin comparison was impacted by the effects of a prolonged, low interest rate environment, as well as increased mortgage prepayment speeds and refinancing, and the interest expense related to the $125 million of senior notes issued in the third quarter of 2014.

•
The provision for loan losses increased to $2.0 million for the six months ended June 30, 2015, compared to $1.3 million for the six months ended June 30, 2014. The increase in the provision was primarily the result of growth in the originated loan portfolio, partially offset by a continuing trend of improving asset quality as evidenced by classified loans declining 21.7% from December 31, 2014 to June 30, 2015.

•
Other non-interest income totaled $47.6 million for the six months ended June 30, 2015, an increase of $1.8 million compared to the prior year period primarily as a result of increases in income from the Company's mortgage banking operations and the purchase of bank owned life insurance.

•
Other non-interest expense of $109 million for the six months ended June 30, 2015 increased by $4.1 million from the comparable period in 2014 largely as a result of the acquisition of TF Financial. Overall, expenses continued to be well controlled as evidenced by an efficiency ratio of 56.85% for the six months ended June 30, 2015 compared to 58.28% for the same period in 2014.

Non-GAAP Reconciliations

Efficiency Ratio (i)

	Three Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Operating expenses	$53,960	$54,582	$52,114	$108,542	$104,451

Net interest income (taxable equivalent)	$70,660	$72,654	$66,992	$143,314	$133,343

Non-interest income	24,687	22,930	24,396	47,617	45,874
Less:
Net gains on investment securities	—	—	—	—	8
Adjusted revenue	$95,347	$95,584	$91,388	$190,931	$179,209

Efficiency ratio	56.59%	57.10%	57.02%	56.85%	58.28%

(i) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

Tangible Common Equity/Tangible Assets (i)

	As of
(dollars in thousands, except per share data)	June 30, 2015	March 31, 2015	June 30, 2014
Total shareholder's equity	$1,137,678	$1,131,095	$1,101,408
Goodwill and intangibles	(310,293)	(310,925)	(263,755)
Tangible common equity	$827,385	$820,170	$837,653

Shares outstanding	140,184,234	140,068,761	139,240,318
Tangible book value per share	$5.90	$5.86	$6.02

Total assets	$9,604,314	$9,597,954	$8,618,373
Goodwill and intangibles	(310,293)	(310,925)	(263,755)
Tangible assets	$9,294,021	$9,287,029	$8,354,618

Tangible common equity/tangible assets	8.90%	8.83%	10.03%

(i) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

Return on Average Tangible Common Equity (i)

	Three Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Average shareholder's equity	$1,130,896	$1,147,152	$1,087,204	$1,138,979	$1,090,482
Average goodwill and intangibles	(310,601)	(310,812)	(264,082)	(310,706)	(264,426)
Average tangible common equity	$820,295	$836,340	$823,122	$828,273	$826,056

Net income	$27,238	$26,727	$26,199	$53,965	$48,909
Return on average tangible common equity	13.32%	12.96%	12.77%	13.14%	11.94%

(i) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY BALANCE SHEET

(dollars in thousands)	June 30, 2015	March 31, 2015	December 31, 2014
Total cash and cash equivalents	$238,385	$233,666	$413,839
Investment securities and other securities	2,507,615	2,537,170	2,519,215
Total loans	6,168,481	6,131,444	6,146,457
Total assets	9,604,314	9,597,954	9,750,865
Deposits	6,733,484	6,697,262	6,729,745
Borrowings	1,631,537	1,660,576	1,720,404
Shareholders' equity	1,137,678	1,131,095	1,188,639

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

Federal Reserve economic data regarding the Third District, which consists of eastern Pennsylvania, southern New Jersey, and Delaware, suggests the following trends, which may or may not apply to the Company:

•	Contacts in the Third District indicate that aggregate business activity continued to grow at a modest pace, with general services reporting moderate growth.

•
Retail, excluding auto sales, experienced modest growth on par with overall economic activity, while auto sales remained stable compared to prior year record highs. Manufacturing, non-residential construction and leasing all reported modest growth, while home prices continued to rise slightly.

•	Lending volumes have continued to grow at a modest pace, with commercial and industrial and auto lending reporting strong growth.

•	Contacts continue to anticipate moderate growth over the next six months.

The Company’s loans are diversified by borrower, industry group, and geographical area throughout the markets it serves. The following table summarizes the composition of the Company’s loan portfolio:

(dollars in thousands)	June 30, 2015	December 31, 2014	Increase/(decrease)
Commercial and industrial	$2,670,622	$2,599,867	$70,755	2.7%

CRE - permanent	1,291,059	1,229,318	61,741	5.0%
CRE - construction	137,351	203,542	(66,191)	(32.5)%
Commercial real estate	1,428,410	1,432,860	(4,450)	(0.3)%
Commercial	4,099,032	4,032,727	66,305	1.6%

Residential mortgages	867,168	908,357	(41,189)	(4.5)%
Home equity	903,327	913,830	(10,503)	(1.1)%
All other consumer	289,261	287,365	1,896	0.7%
Consumer	2,059,756	2,109,552	(49,796)	(2.4)%

Loans	$6,158,788	$6,142,279	$16,509	0.3%

Allowance for loan losses	84,816	90,675	(5,859)	(6.5)%

Loans, net	$6,073,972	$6,051,604	$22,368	0.4%

Loans held-for-sale	$9,693	$4,178	$5,515	132.0%

Total loans of $6.2 billion at June 30, 2015, inclusive of loans held-for-sale, increased $22.0 million from December 31, 2014, driven by an increase of $66.3 million in commercial loans, partially offset by a decrease of $41.2 million in mortgage loans and a decrease of $8.6 million in all other consumer loans. The decline in the mortgage loan portfolio is primarily the result of increased prepayment speeds coupled with the Company's ongoing strategy to sell originations of long-term, fixed rate mortgage loans. In addition, in the first quarter of 2015 the Company completed the bulk sale and settlement of approximately $12.9 million in PCI loans.

The following table demonstrates select asset quality metrics:

(dollars in thousands)	June 30, 2015	March 31, 2015	December 31, 2014
Non-performing loans	$47,039	$58,195	$59,092
Non-performing loans to total loans	0.76%	0.95%	0.96%
Delinquent loans	$16,943	$15,968	$22,300
Delinquent loans to total loans	0.27%	0.26%	0.36%

Classified originated loans (j)	$124,837	$142,892	$153,255
Acquired classified loans	2,671	1,715	9,534
Total classified loans	$127,508	$144,607	$162,789

Classified originated loans to total originated loans	2.21%	2.56%	2.75%
Total classified loans to total loans	2.07%	2.36%	2.65%

Tier 1 capital and allowance	$991,097	$977,583	$1,054,304
Total classified loans to Tier 1 capital and allowance	12.87%	14.79%	15.44%

Originated loans	$5,643,832	$5,578,327	$5,562,087
Loans held-for-sale	9,693	11,239	4,178
Total originated loans	5,653,525	5,589,566	5,566,265
Acquired loans	514,956	541,878	580,192
Total loans	$6,168,481	$6,131,444	$6,146,457

(j) Includes non-performing loans.

The following table summarizes the Company’s non-performing assets:

(dollars in thousands)	June 30, 2015	March 31, 2015	December 31, 2014
Non-accrual commercial and industrial	$8,923	$21,107	$21,931

Non-accrual CRE-permanent	7,160	6,781	7,915
Non-accrual CRE-construction	8,443	8,204	8,113
Total non-accrual commercial real estate	15,603	14,985	16,028

Non-accrual residential mortgages	8,307	8,326	7,706
Non-accrual home equity	4,027	3,762	3,426
All other non-accrual consumer	1,387	1,458	1,746
Total non-accrual consumer	13,721	13,546	12,878

Total non-accrual loans	38,247	49,638	50,837

Restructured loans (k)	8,792	8,557	8,255
Total non-performing loans	47,039	58,195	59,092

Acquired other real estate owned	3,450	3,450	3,675
Other real estate owned and repossessed assets	1,736	2,024	1,192
Total non-performing assets	52,225	63,669	63,959

Loans 90+ days past due & still accruing	1,903	2,230	2,183
Total non-performing assets and loans 90+ days past due	$54,128	$65,899	$66,142

Total loans	$6,168,481	$6,131,444	$6,146,457
Total originated loans	5,653,525	5,589,566	5,566,265
Average total loans (three months ended)	6,146,507	6,131,280	5,932,806
Allowance for loan losses	84,816	89,729	90,675

Allowance for loan losses to:
Non-performing assets and loans 90+ days past due (excluding acquired OREO)	167%	144%	145%
Non-performing loans	180%	154%	153%
Total originated loans	1.50%	1.61%	1.63%

(k) Restructured loans at June 30, 2015, included $0.9 million of commercial loans and $7.9 million of consumer loans which were modified for customers who were experiencing financial difficulty and were in jeopardy of losing their homes or businesses to foreclosure.

The following table provides additional information for the Company’s non-accrual loans:

(dollars in thousands)	June 30, 2015	March 31, 2015	December 31, 2014
Total non-accrual loans	$38,247	$49,638	$50,837
Non-accrual loans with partial charge-offs	10,898	10,718	11,630
Life-to-date partial charge-offs on non-accrual loans	12,072	12,160	13,665
Charge-off rate of non-accrual loans	52.6%	53.2%	54.0%
Specific reserves on non-accrual loans	$5,117	$11,338	$10,576

The Company continued to demonstrate a strong and stable credit quality profile as evidenced by non-performing loans of $47.0 million, or 0.76% of total loans, and a ratio of allowance for loan losses to non-performing loans of 180% at June 30, 2015, compared to $59.1 million of non-performing loans at December 31, 2014, or 0.96% of total loans, and a 153% ratio of allowance to non-performing loans. Non-accrual loans of $38.2 million at June 30, 2015 included $10.9 million of non-accrual loans which have been partially charged-off by 52.6% , or $12.1 million. Impaired loans totaled $50.4 million at June 30, 2015, and there was a specific reserve of $7.9 million in the allowance related to $29.3 million of underlying principal balances of impaired loans. The remaining $21.2 million of impaired loans have not been reserved or partially charged-off, since the Company has deemed the collection of principal to be probable.

An analysis of net loan charge-offs:

	Three Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Commercial and industrial	$4,874	$422	$2,049	$5,296	$3,199

CRE - permanent	(308)	601	599	293	1,022
CRE - construction	(92)	(95)	90	(187)	120
Commercial real estate	(400)	506	689	106	1,142

Residential mortgages	70	248	162	318	1,843
Home equity	1,064	230	389	1,294	1,173
All other consumer	305	540	115	845	413
Consumer	1,439	1,018	666	2,457	3,429

Net loans charged-off	$5,913	$1,946	$3,404	$7,859	$7,770

Net charge-offs (annualized) to:
Total originated loans	0.42%	0.14%	0.25%	0.28%	0.29%
Total loans	0.38%	0.13%	0.25%	0.26%	0.29%
Average total loans	0.39%	0.13%	0.25%	0.26%	0.29%

During the first six months of 2015, net loan charge-offs totaled $7.9 million, or 0.26% of average total loans on an annualized basis, compared to $7.8 million, or 0.29% of average total loans, for the six months ended June 30, 2014. Net charge-offs totaled $5.9 million, or 0.39% of average total loans on an annualized basis, for the second quarter of 2015, compared to $1.9 million, or 0.13% of average total loans, for the first quarter of 2015. The net charge-offs for the second quarter of 2015 reflect the partial charge-off and full resolution of a large non-performing commercial loan for which a specific loan loss reserve was recorded in the fourth quarter of 2014.

Changes in the allowance for loan losses by loan portfolio:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$89,729	$93,252	$90,675	$96,367
Charge-offs:
Commercial and industrial	5,949	2,892	6,732	4,227
Commercial real estate	5	800	628	1,327
Consumer	1,835	1,433	3,503	4,589
Total charge-offs	7,789	5,125	10,863	10,143

Recoveries:
Commercial and industrial	1,075	843	1,436	1,028
Commercial real estate	405	111	522	185
Consumer	396	767	1,046	1,160
Total recoveries	1,876	1,721	3,004	2,373
Net charge-offs	5,913	3,404	7,859	7,770
Provision charged to expense	1,000	—	2,000	1,251
Balance at end of period	$84,816	$89,848	$84,816	$89,848

The following table presents the components of the allowance:

(dollars in thousands)	June 30, 2015	December 31, 2014
Specific reserves	$7,873	$13,069
Allocated reserves	66,077	66,999
Unallocated reserves	10,866	10,607
Total allowance for loan losses	$84,816	$90,675

The allowance was $84.8 million at June 30, 2015 and represented 1.37% of total loans and 180% of non-performing loans, compared to $90.7 million, or 1.48% of total loans and 153.4% of non-performing loans at December 31, 2014. The decrease in the allowance during the period primarily reflects the partial charge-off and full resolution of a large non-performing commercial loan for which a specific reserve was recorded in the fourth quarter of 2014. The provision for loan losses was $2.0 million for the six months ended June 30, 2015, compared to $1.3 million for the prior year period.

Liabilities

Liabilities totaled $8.5 billion at June 30, 2015, decreasing $95.6 million from December 31, 2014. The decrease was primarily due to a decrease in borrowings of $88.9 million. The reduction in borrowings is the result of a decrease of $67.9 million in customer repurchase agreements and a net decrease in FHLB advances and other borrowings of $21.0 million.

Total deposits of $6.7 billion at June 30, 2015 increased $3.7 million from December 31, 2014. The increase in deposits is attributable to an increase in non-interest bearing deposits of $115 million and an increase in savings account deposits of $43.8 million, offset by a decrease in money market accounts, total time deposits, and NOW accounts of $93.2 million, $35.3 million, and $27.0 million, respectively.

(dollars in thousands)	June 30, 2015	December 31, 2014	Increase/(decrease)
Non-interest bearing deposits	$1,200,631	$1,085,158	$115,473	10.6%
NOW accounts	1,886,405	1,913,399	(26,994)	(1.4)%
Money market accounts	1,734,059	1,827,233	(93,174)	(5.1)%
Savings accounts	722,051	678,294	43,757	6.5%
Time deposits less than $100	859,472	891,964	(32,492)	(3.6)%
Time deposits $100 or greater	330,866	333,697	(2,831)	(0.8)%
Total deposits	$6,733,484	$6,729,745	$3,739	0.1%

Non-time deposits / total deposits	82.3%	81.8%

Shareholders’ Equity

Shareholders’ equity totaled $1.1 billion at June 30, 2015, decreasing $51.0 million from December 31, 2014. Significant activity during the six months ended June 30, 2015 included:

•	Net income of $54.0 million,

•	Shares issued under share-based plans, net of taxes, of $3.9 million,

•	The repurchase of 7.5 million common shares at a cost of $76.5 million,

•	Cash dividends paid to common shareholders of $31.6 million, and

•	Other comprehensive loss of $0.7 million

RESULTS OF OPERATIONS

Net Interest Income

The following table presents average balances, average yields, and net interest margin information for the six months ended June 30, 2015 as compared to the same period in 2014.  Interest income and yields are presented on a fully taxable equivalent (“FTE”) basis using an statutory tax rate of 35%.  Net interest margin is expressed as net interest income (FTE) as a percentage of average total interest earning assets.

Average Balances, Average Rates, and Net Interest Margin*

	For the Six Months Ended June 30,
	2015			2014
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Interest earning deposits at banks	$95,378	$78	0.16%	$68,161	$55	0.16%

U.S. Government agencies	4,879	55	2.27%	1,003	9	1.81%
Agency mortgage-backed securities/collateralized mortgage obligations (a)	1,843,139	20,314	2.22%	1,721,918	20,184	2.36%
State and municipal*	598,725	19,091	6.43%	609,194	20,089	6.65%
Other bonds and securities	75,804	2,912	7.75%	79,574	2,122	5.38%
Total investments	2,522,547	42,372	3.39%	2,411,689	42,404	3.55%

Commercial loans*	4,056,201	74,407	3.70%	3,674,391	70,644	3.88%
Installment loans	1,190,109	23,981	4.06%	1,023,369	20,967	4.13%
Mortgage loans	892,625	19,470	4.40%	653,934	14,694	4.53%
Total loans	6,138,935	117,858	3.87%	5,351,694	106,305	4.01%
Total earning assets	8,756,860	160,308	3.69%	7,831,544	148,764	3.83%
Allowance for loan losses	(91,922)			(95,099)
Non-interest earning assets	869,594			759,912
Total assets	$9,534,532			$8,496,357

Interest Bearing Liabilities:
Interest bearing deposits	$5,593,842	9,139	0.33%	$5,096,699	9,444	0.37%
Customer repurchase agreements	562,748	807	0.29%	543,677	793	0.29%
Repurchase agreements	—	—	—%	50,000	1,209	4.87%
Federal Home Loan Bank advances and other borrowings	815,038	3,252	0.80%	559,282	2,918	1.05%
Senior long-term debt	125,000	2,732	4.41%	—	—	—%
Subordinated debentures	77,321	1,064	2.77%	77,321	1,057	2.76%
Total interest bearing liabilities	7,173,949	16,994	0.48%	6,326,979	15,421	0.49%
Non-interest bearing deposits	1,117,624			987,230
Other non-interest bearing liabilities	103,980			91,666
Total liabilities	8,395,553			7,405,875
Equity	1,138,979			1,090,482
Total liabilities and equity	$9,534,532			$8,496,357
NET INTEREST INCOME/MARGIN (FTE)		143,314	3.30%		133,343	3.43%
Tax equivalent interest		7,797			8,103
Net interest income		$135,517			$125,240

(a) Includes U.S. Government sponsored agency securities.
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

(dollars in thousands)	Six Months Ended June 30, 2015 compared to 2014
Increase (decrease) in:	Volume	Rate	Total
Interest income:
Interest earning deposits at banks	$22	$1	$23

U.S. Government agencies	43	3	46
Agency mortgage-backed securities/collateralized mortgage obligations (a)	1,375	(1,245)	130
State and municipal	(341)	(657)	(998)
Other bonds and securities	(105)	895	790
Total investments	972	(1,004)	(32)

Commercial loans	7,107	(3,344)	3,763
Installment loans	3,365	(351)	3,014
Mortgage loans	5,218	(442)	4,776
Total loans	15,690	(4,137)	11,553
Total interest income	16,684	(5,140)	11,544

Interest expense:
Interest bearing deposits	872	(1,177)	(305)

Customer repurchase agreements	27	(13)	14
Repurchase agreements	(1,209)	—	(1,209)
Federal Home Loan Bank advances and other borrowings	1,127	(793)	334
Senior long-term debt	2,732	—	2,732
Subordinated debentures	—	7	7
Total borrowed funds	2,677	(799)	1,878
Total interest expense	3,549	(1,976)	1,573
Increase (decrease) in net interest income (FTE)	$13,135	$(3,164)	$9,971

(a) Includes U.S. Government sponsored agency securities.

Fully taxable equivalent net interest income for the comparative periods increased by $10.0 million to $143 million for the six months ended June 30, 2015. This increase was driven by an increase of $13.1 million related to volume, primarily as a result of the acquisition of TF Financial, partially offset by a decrease of $3.2 million related to rate as the Company's net interest margin was 3.30% for the six months ended June 30, 2015 compared to 3.43% for the six months ended June 30, 2014. In addition to the impact of the prolonged low interest rate environment, the Company's net interest margin in the second quarter of 2015 was further impacted by increased mortgage prepayment speeds and refinancing, as mortgage rates declined further towards the latter part of the first quarter of 2015.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2015 was $2.0 million, compared to $1.3 million for the six months ended June 30, 2014. Credit quality metrics remained strong as annualized net charge-offs declined to 0.26% of average total loans for the six months ended June 30, 2015, from 0.29% for the same period in 2014. Classified loans declined to $128 million, or 2.07% of total loans, at June 30, 2015, from $174 million, or 3.21% of total loans, at June 30, 2014. The continued improvement in the Company's credit quality resulted in an allowance for loan losses of $84.8 million, or 1.50% of total originated loans, at June 30, 2015, compared to $90.7 million, or 1.63% of total originated loans, at December 31, 2014. The allowance as a percentage of non-performing loans increased to 180.3% at June 30, 2015 from 153.4% at December 31, 2014. For additional analysis of the allowance refer to “Loans and Allowance for Loan Losses” within Part I, Item 2 of this Report.

Non-Interest Income

(dollars in thousands)	Six Months Ended June 30,
	2015	2014	Increase/(decrease)
Wealth management	$13,504	$13,999	$(495)	(3.5)%
Service charges on deposit accounts	6,635	6,918	(283)	(4.1)%
Insurance commissions and fees	6,401	6,806	(405)	(6.0)%
Cash management and electronic banking fees	9,867	9,395	472	5.0%
Mortgage banking	3,026	1,652	1,374	83.2%
Bank owned life insurance	2,937	2,416	521	21.6%
Earnings (losses) of unconsolidated investments	589	(486)	1,075	NM
Gain on sale of non-performing loans	—	946	(946)	NM
Other operating income	4,658	4,220	438	10.4%
Net gains on sales of investment securities	—	8	(8)	NM
Total non-interest income	$47,617	$45,874	$1,743	3.8%

"NM" - Denotes a value displayed as a percentage change is not meaningful

Non-interest income for the six months ended June 30, 2015 and 2014 totaled $47.6 million and $45.9 million, respectively, and its components changed primarily due to the following items:

•	Mortgage banking income increased $1.4 million due to the interest rate environment and resultant refinance activity.

•
Bank owned life insurance increased $0.5 million due to the purchase of $25 million of bank owned life insurance policies in the first quarter of 2015 as well as the additional bank owned life insurance acquired via the TF Financial acquisition.

•
The Company recorded earnings of $0.6 million for the six months ended June 30, 2015 compared to a $0.5 million loss on its unconsolidated equity investment portfolio for the six months ended June 30, 2014.

•	In the second quarter of 2014, the Company recorded a $0.9 million gain on the sale of non-performing loans as part of its proactive management of the credit quality of the loan portfolio.

•	Other operating income increased $0.4 million, or 10.4%, primarily due to increased revenue from letter of credit fees and the Company's customer interest rate swap program.

Non-Interest Expense

(dollars in thousands)	Six Months Ended June 30,
	2015	2014	Increase/(decrease)
Salaries, wages and employee benefits	$60,121	$58,088	$2,033	3.5%
Premises and equipment	17,655	15,921	1,734	10.9%
FDIC insurance	2,771	2,517	254	10.1%
Other operating expenses	27,995	27,925	70	0.3%
Total non-interest expense	$108,542	$104,451	$4,091	3.9%

Operating expenses (i)	$108,542	$104,451	$4,091	3.9%

Adjusted revenue (i)	$190,931	$179,209	$11,722	6.5%

Efficiency ratio (i)	56.85%	58.28%

(i) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

Non-interest expense totaled $109 million for the six months ended June 30, 2015, compared to $104 million for the prior year period. The increase in non-interest expense and adjusted revenue is primarily the result of the TF Financial acquisition. Continued focus on controlling expenses resulted in an improved efficiency ratio of 56.85% for the six months ended June 30, 2015 compared to 58.28% for the six months ended June 30, 2014.

Income Tax Expense

Income tax expense for the six months ended June 30, 2015 and June 30, 2014 was $18.6 million and $16.5 million, respectively. The effective tax rate of 25.7% for the six months ended June 30, 2015 remained consistent with 25.2% for the same period last year. The Company’s net deferred tax asset decreased to $50.2 million at June 30, 2015 from $57.5 million at December 31, 2014, primarily as a result of the decrease in the allowance for loan losses and other tax credits in 2015.

LIQUIDITY, COMMITMENTS, CAPITAL AND INTEREST RATE SENSITIVITY

Analysis of Liquidity and Capital Resources

Liquidity

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of June 30, 2015:

		Payments Due by Period:
(dollars in thousands)	Total	One year or less	After one year to three years	After three years to five years	More than five years
Maturities of time deposits	$1,190,338	$638,245	$300,191	$251,665	$237
Federal Home Loan Bank advances and other borrowings	889,366	738,428	75,751	65,590	9,597
Senior long-term debt	125,000	—	—	—	125,000
Subordinated debentures	77,321	—	—	—	77,321
Minimum annual rentals on non-cancelable operating leases	56,695	6,712	12,553	10,833	26,597
Total	$2,338,720	$1,383,385	$388,495	$328,088	$238,752

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

As measured using the consolidated statement of cash flows, the Company deployed $175 million of cash and cash equivalents during the six month period ended June 30, 2015, compared to deploying $71.6 million of net cash for the six months ended June 30, 2014. Operating activities generated $56.4 million of net cash year-to-date 2015, compared to $53.7 million for the same period in 2014. During the current year, cash was deployed primarily in the following ways:

Investing activities

•	$221 million of available-for-sale investment security purchases

•	$34.9 million net increase in loans

•	$25.0 million of bank owned life insurance policy purchases

Financing activities

•	$76.5 million for the repurchase of common stock

•	$21.0 million net reduction in FHLB advances and other borrowings

•	$35.3 million net decrease in time deposits

•	$67.9 million net decrease in customer repurchase agreements

•	$31.6 million in cash dividends paid to common stock shareholders

During the six months ended June 30, 2015, cash was generated primarily from the following additional sources:

Investing activities

•	$230 million of proceeds from maturities and repayments of investment securities

•	$9.6 million of proceeds from the sale of acquired credit impaired loans

Financing activities

•	$39.1 million net increase in transaction and savings deposit accounts

Other Commitments

The following table sets forth the notional amounts of other commitments as of June 30, 2015:

(dollars in thousands)	Total	One year or less	After one year to three years	After three years to five years	More than five years
Loan commitments	$1,893,949	$689,659	$175,337	$229,341	$799,612
Letters of credit	172,891	119,220	53,282	375	14
Total	$2,066,840	$808,879	$228,619	$229,716	$799,626

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

Capital

In July 2013, the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) published final rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. Basel III refers to various documents released by the Basel Committee on Banking Supervision. The new rules became effective for National Penn and National Penn Bank in January 2015, with some rules transitioned into full effectiveness over two to four years. The new capital rules, among other things, introduce a new capital measure called common equity Tier 1, increase the required leverage and Tier 1 capital ratios, change the risk-weightings of certain assets for purposes of risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios, and change what qualifies as capital for purposes of meeting the various capital requirements. The new capital rules most significantly impacted the treatment of the Company's deferred tax assets when calculating capital and the increased risk-weighting of certain non-performing loans, as well as the new requirement to risk-weight loan commitments with a maturity of less than one year. The adoption of the new capital rules did not have a significant impact on the Company's capital ratios.

At June 30, 2015, National Penn and National Penn Bank’s capital ratios exceeded the criteria to be considered a “well-capitalized” institution under the final rules.  Management believes that, under current regulations, the Company and National Penn Bank will each continue to exceed the "Well Capitalized" capital requirements in the foreseeable future.

June 30, 2015					To be Well
					Capitalized Under
(dollars in thousands)			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital (to risk-weighted assets)
National Penn	$838,602	12.06%	$312,889	4.50%	n/a	n/a
National Penn Bank	817,349	11.79%	312,076	4.50%	$450,776	6.50%
Tier I capital (to risk-weighted assets)
National Penn	$906,281	13.03%	$417,185	6.00%	n/a	n/a
National Penn Bank	817,349	11.79%	416,101	6.00%	$554,802	8.00%
Total capital (to risk-weighted assets)
National Penn	$991,097	14.25%	$556,246	8.00%	n/a	n/a
National Penn Bank	902,164	13.01%	554,802	8.00%	$693,502	10.00%
Tier I capital (to average assets)
National Penn	$906,281	9.85%	$368,096	4.00%	n/a	n/a
National Penn Bank	817,349	8.89%	367,582	4.00%	$459,477	5.00%

December 31, 2014					To be Well
					Capitalized Under
(dollars in thousands)			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I capital (to risk-weighted assets)
National Penn	$963,629	13.91%	$277,169	4.00%	n/a	n/a
National Penn Bank	767,993	11.18%	274,774	4.00%	$412,161	6.00%
Total capital (to risk-weighted assets)
National Penn	$1,050,295	15.16%	$554,339	8.00%	n/a	n/a
National Penn Bank	853,919	12.43%	549,548	8.00%	$686,935	10.00%
Tier I capital (to average assets)
National Penn	$963,629	10.78%	$357,615	4.00%	n/a	n/a
National Penn Bank	767,993	8.61%	356,769	4.00%	$445,961	5.00%

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

The following table demonstrates the anticipated impact of an interest rate shift on the Company’s net interest income for the subsequent twelve months:

	Change in Net Interest Income
Change in Interest Rates	June 30,
(in basis points)	2015	2014
+300	4%	0%
+200	3%	0%
+100	1%	0%
-100	N/A*	N/A*

* Certain short-term interest rates are currently below 1%. Therefore, in a scenario where interest rates decline by 100 basis points, short-term interest rates decline to zero, resulting in a non-parallel downward shift. In this interest rate scenario, net interest income is estimated to decline for the subsequent twelve months by 1% and 2% based upon net interest income for the twelve months ended June 30, 2015 and 2014, respectively.

ALCO forecasts net interest income and evaluates net interest income sensitivity on a continual basis, based on a variety of factors and assumptions. ALCO believes an interest rate ramp over twelve months, as reflected for 2015 in the table above, is a more probable rate scenario than an instantaneous shock, which was utilized in the June 30, 2014 results disclosed above. As illustrated in the table above, the Company has positioned itself to have a modest asset sensitivity interest rate risk profile.

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

As of June 30, 2015, National Penn’s management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures.  Based on that evaluation, National Penn’s Chief Executive Officer and Chief Financial Officer concluded that National Penn’s disclosure controls and procedures were effective as of June 30, 2015.

There were no changes in National Penn’s internal control over financial reporting during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by National Penn of its common stock in each month of the quarter ended June 30, 2015.

(dollars in thousands, except share and per share data)
Period	Total No. of Shares Purchased (1)	Weighted-average Price Paid per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (2)
April 1, 2015 through April 30, 2015	538	$9.15	—	$48,484
May 1, 2015 through May 31, 2015	1,042	9.14	—	48,484
June 1, 2015 through June 30, 2015	449	10.80	—	48,484
Total	2,029		—

1.	Represents shares of National Penn common stock acquired by National Penn in connection with the satisfaction of tax withholding obligations on vested restricted stock.

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

3.2	Statement with Respect to Shares (Incorporated by reference to Exhibit 3.1 to National Penn’s Current Report on Form 8-K dated October 27, 2009 as filed on November 2, 2009).
3.3	Statement or Certificate of Change of Registered Office (Incorporated by reference to Exhibit 3.4 to National Penn’s Annual Report on Form 10-K, as filed on March 3, 2014).
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

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Date:	August 7, 2015	By:	/s/ Scott V. Fainor
			Name:	Scott V. Fainor
			Title:	President and Chief Executive Officer

Date:	August 7, 2015	By:	/s/ Michael J. Hughes
			Name:	Michael J. Hughes
			Title:	Senior Executive Vice President and
Chief Financial Officer