Form 10-Q
period 2015-09-30
NATIONAL PENN BANCSHARES INC
filed 2015-11-04
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

(Former name, former address and former fiscal year, if changed since last report):  N/A

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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2015
Common Stock, no stated par value	140,302,259

 PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	Unaudited
	September 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$101,975	$110,784
Interest-earning deposits with banks	119,616	303,055
Total cash and cash equivalents	221,591	413,839

Investment securities available-for-sale, at fair value	1,641,230	1,530,661
Investment securities held-to-maturity
(Fair value $832,935 and $949,935 for 2015 and 2014, respectively)	807,574	921,042
Other securities	54,399	67,512
Loans held-for-sale	6,239	4,178
Loans, net of allowance for loan losses of $83,148 and $90,675 at September 30, 2015 and December 31, 2014, respectively	6,079,141	6,051,604
Premises and equipment, net	109,181	116,414
Accrued interest receivable	29,697	29,491
Bank owned life insurance	196,643	171,775
Other real estate owned and other repossessed assets	4,719	4,867
Goodwill	302,940	302,244
Other intangible assets, net	6,725	8,757
Unconsolidated investments	8,552	8,124
Other assets	118,828	120,357
TOTAL ASSETS	$9,587,459	$9,750,865

LIABILITIES
Non-interest bearing deposits	$1,169,922	$1,085,158
Interest bearing deposits	5,789,353	5,644,587
Total deposits	6,959,275	6,729,745

Customer repurchase agreements	573,986	607,705
Federal Home Loan Bank advances and other borrowings	583,350	910,378
Senior long-term debt	125,000	125,000
Subordinated debentures	77,321	77,321
Accrued interest payable and other liabilities	110,104	112,077
TOTAL LIABILITIES	8,429,036	8,562,226

SHAREHOLDERS' EQUITY
Common stock, no stated par value; authorized 250,000,000 shares, issued: September 30, 2015 - 152,267,940; December 31, 2014 - 152,267,940	1,389,602	1,390,130
Accumulated deficit	(100,459)	(135,246)
Accumulated other comprehensive loss	(5,727)	(10,991)
Treasury stock: September 30, 2015 - 11,984,545 shares; December 31, 2014 - 5,131,856 shares	(124,993)	(55,254)
TOTAL SHAREHOLDERS' EQUITY	1,158,423	1,188,639
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,587,459	$9,750,865

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
INTEREST INCOME
Loans, including fees	$59,735	$53,857	$176,236	$158,915
Investment securities
Taxable	11,180	11,365	35,149	34,180
Tax-exempt	5,577	6,114	17,540	18,847
Deposits with banks	37	32	115	87
Total interest income	76,529	71,368	229,040	212,029
INTEREST EXPENSE
Deposits	4,740	4,483	13,879	13,927
Customer repurchase agreements	403	399	1,210	1,192
Repurchase agreements	—	197	—	1,406
Federal Home Loan Bank advances and other borrowings	1,606	1,297	4,858	4,215
Senior long-term debt	1,366	227	4,098	227
Subordinated debentures	547	535	1,611	1,592
Total interest expense	8,662	7,138	25,656	22,559
Net interest income	67,867	64,230	203,384	189,470
Provision for loan losses	1,000	1,000	3,000	2,251
Net interest income after provision for loan losses	66,867	63,230	200,384	187,219
NON-INTEREST INCOME
Wealth management	6,654	6,945	20,158	20,944
Service charges on deposit accounts	3,468	3,826	10,103	10,744
Insurance commissions and fees	3,128	3,029	9,529	9,835
Cash management and electronic banking fees	5,068	4,720	14,935	14,115
Mortgage banking	1,617	987	4,643	2,639
Bank owned life insurance	2,746	1,238	5,683	3,654
Earnings (losses) of unconsolidated investments	133	(20)	722	(506)
Gains on sale of non-performing loans	—	—	—	946
Other operating income	2,212	2,146	6,870	6,366
Net gains on sales of available-for-sale investment securities	—	—	—	8
Total non-interest income	25,026	22,871	72,643	68,745
NON-INTEREST EXPENSE
Salaries, wages and employee benefits	29,570	29,655	89,691	87,743
Premises and equipment	8,189	7,769	25,844	23,690
FDIC insurance	1,220	1,140	3,991	3,657
Other operating expenses	13,398	13,594	41,393	41,519
Merger related expenses	1,840	—	1,840	—
Total non-interest expense	54,217	52,158	162,759	156,609
Income before income taxes	37,676	33,943	110,268	99,355
Income tax expense	9,800	8,623	28,427	25,126
NET INCOME	$27,876	$25,320	$81,841	$74,229
PER SHARE
Basic earnings	$0.20	$0.18	$0.58	$0.53
Diluted earnings	$0.20	$0.18	$0.58	$0.53
Dividends paid in cash	$0.11	$0.10	$0.33	$0.30

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(dollars in thousands)	Before Tax Amount	Income Tax Expense (benefit)	Net of Tax Amount	Before Tax Amount	Income Tax Expense (benefit)	Net of Tax Amount
Net income	$37,676	$9,800	$27,876	$110,268	$28,427	$81,841

Unrealized holding gains arising during the period on investment securities	8,467	2,963	5,504	7,199	2,520	4,679
Less net gains on sales of available-for-sale investment securities realized in net income	—	—	—	—	—	—
Unrealized gains on investment securities	8,467	2,963	5,504	7,199	2,520	4,679

Pension adjustments	700	245	455	900	315	585
Other comprehensive income	9,167	3,208	5,959	8,099	2,835	5,264

Total comprehensive income	$46,843	$13,008	$33,835	$118,367	$31,262	$87,105

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(dollars in thousands)	Before Tax Amount	Income Tax Expense (benefit)	Net of Tax Amount	Before Tax Amount	Income Tax Expense (benefit)	Net of Tax Amount
Net income	$33,943	$8,623	$25,320	$99,355	$25,126	$74,229

Unrealized holding gains (losses) arising during the period on investment securities	(7,069)	(2,474)	(4,595)	24,646	8,626	16,020
Less net gains on sales of available-for-sale investment securities realized in net income	—	—	—	8	3	5
Unrealized gains (losses) on investment securities	(7,069)	(2,474)	(4,595)	24,638	8,623	16,015

Pension adjustments	(4,391)	(1,537)	(2,854)	(4,277)	(1,497)	(2,780)
Other comprehensive income (loss)	(11,460)	(4,011)	(7,449)	20,361	7,126	13,235

Total comprehensive income	$22,483	$4,612	$17,871	$119,716	$32,252	$87,464

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except share data)	Common		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Value			Treasury Stock	Total
Balance at December 31, 2014	147,136,084	$1,390,130	$(135,246)	$(10,991)	$(55,254)	$1,188,639
Comprehensive income:
Net income			81,841			81,841
Other comprehensive income, net of taxes				5,264		5,264
Total comprehensive income						87,105

Cash dividends declared, common			(47,054)			(47,054)
Shares issued under share-based plans, net of excess tax benefits	617,365	(528)			6,777	6,249
Common shares repurchased under authorized repurchase plan	(7,470,054)				(76,516)	(76,516)
Balance at September 30, 2015	140,283,395	$1,389,602	$(100,459)	$(5,727)	$(124,993)	$1,158,423

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$81,841	$74,229
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,000	2,251
Depreciation and amortization	9,825	8,743
Amortization (accretion) of premiums and discounts on investment securities, net	1,739	(132)
Net gains from sales of investment securities	—	(8)
Bank owned life insurance policy income	(5,683)	(3,654)
Share-based compensation expense	3,861	3,210
Unconsolidated investment distributions, net	(428)	546
Loans originated for resale	(120,938)	(70,641)
Proceeds from sale of loans originated for resale	122,374	73,742
Proceeds from sale of non-performing loans	—	3,046
Gains on sale of loans originated for resale, net	(3,497)	(2,040)
Gains on sale of non-performing loans, net	—	(946)
Losses of other real estate owned, net	132	232
Changes in assets and liabilities:
Increase in accrued interest receivable	(206)	(709)
Decrease in accrued interest payable	(2,816)	(2,068)
(Increase) decrease in other assets	(991)	2,362
Increase (decrease) in other liabilities	1,065	(11,210)
Net cash provided by operating activities	89,278	76,953
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of investment securities held-to-maturity	115,106	66,049
Proceeds from maturities and repayments of investment securities available-for-sale	240,666	209,227
Proceeds from sale of investment securities available-for-sale	—	476
Purchase of investment securities available-for-sale	(346,668)	(242,008)
Purchase of investment securities held-to-maturity	(274)	—
Proceeds from sale of other securities	13,113	7,815
Proceeds from sale of loans previously held for investment	67	943
Proceeds from sale of acquired credit impaired loans	9,620	—
Increase in loans	(41,197)	(148,202)
Net change in premises and equipment	(459)	(21,109)
Proceeds from the sale of other real estate owned	680	1,323
Net increase in cash surrender value of bank owned life insurance	(20,458)	—
Net cash used in investing activities	(29,804)	(125,486)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in transaction and savings deposit accounts	290,529	353,400
Net decrease in time deposits	(60,999)	(138,042)
Net (decrease) increase in customer repurchase agreements	(33,719)	28,554
Decrease in repurchase agreements	—	(50,000)
Net decrease in FHLB advances and other borrowings	(327,013)	(243,821)
Proceeds from senior debt issuance	—	125,000
Proceeds from shares issued, share-based plans	3,133	2,371
Excess tax (expense) benefit on share-based plans	(83)	59
Common stock repurchases	(76,516)	(75,390)
Cash dividends, common	(47,054)	(41,753)
Net cash used in financing activities	(251,722)	(39,622)
Net decrease in cash and cash equivalents	(192,248)	(88,155)
Cash and cash equivalents at beginning of year	413,839	283,523
Cash and cash equivalents at end of period	$221,591	$195,368

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
SUPPLEMENTAL CASH FLOW DISCLOSURES

The Company considers cash and due from banks and interest earning deposits with banks to be cash equivalents for the purposes of reporting cash flows. Cash paid for interest and income taxes is as follows:

(dollars in thousands)	Nine Months Ended September 30,
	2015	2014
Interest	$28,471	$24,627
Income taxes	17,419	18,218

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

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

2.  BUSINESS COMBINATIONS

BB&T Corporation

On August 17, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BB&T Corporation, a North Carolina corporation (“BB&T”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, National Penn will merge with and into BB&T, with BB&T as the surviving corporation (the "Merger"). Immediately following the Merger, National Penn’s wholly owned bank subsidiary, National Penn Bank, will merge with and into BB&T’s wholly owned bank subsidiary, Branch Banking and Trust Company (the “Bank Merger”), with Branch Banking and Trust Company as the surviving bank in the Bank Merger. The Merger Agreement was unanimously approved by the Board of Directors of each of National Penn and BB&T.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), National Penn shareholders will have the right to receive for each share of National Penn common stock, without par value, at their election (subject to proration in the event cash or stock is oversubscribed) either (i) $13.00 in cash or (ii) 0.3206 of a share (the “Exchange Ratio”) of BB&T common stock, par value $5.00 per share (the “Merger Consideration”). At the closing of the Merger, 30% of the outstanding shares of National Penn common stock (including the National Penn restricted stock, restricted stock units and deferred stock units that have the same election rights as common stock), will be converted into the right to receive the cash consideration, with the remaining 70% converted into the right to receive the stock consideration.

The completion of the Merger is subject to customary conditions, including, (1) the adoption of the Merger Agreement by National Penn’s shareholders, (2) the authorization for listing on the New York Stock Exchange of the shares of BB&T common stock to be issued in the Merger, (3) the effectiveness of the registration statement on Form S-4 for the BB&T common stock to be issued in the Merger, (4) the absence of any order, injunction or other legal restraint preventing the completion of the Merger or the Bank Merger or making the consummation of the Merger or the Bank Merger illegal and (5) the receipt of required regulatory approvals, including the approval of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the North Carolina Office of the Commissioner of Banks and the Pennsylvania Department of Banking. Each party’s obligation to complete the Merger is also subject to the following additional customary conditions: (1) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (2) performance in all material respects by the other party of its obligations under the Merger Agreement and (3) receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. The SEC declared the registration statement on Form S-4 effective on October 23, 2015, and the proxy statement/prospectus was mailed to National Penn shareholders on or around October 27, 2015.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

2.  BUSINESS COMBINATIONS - Continued

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

3.  EARNINGS PER SHARE

The components of the Company’s basic and diluted earnings per share are as follows:

(dollars in thousands, except share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$27,876	$25,320	$81,841	$74,229
Calculation of shares
Weighted average basic shares	140,235,094	139,275,683	141,081,076	139,934,960
Dilutive effect of share-based awards	681,100	549,451	636,852	531,477
Weighted average fully diluted shares	140,916,194	139,825,134	141,717,928	140,466,437

Earnings per share
Basic	$0.20	$0.18	$0.58	$0.53
Diluted	$0.20	$0.18	$0.58	$0.53

The following stock options were excluded from the computation of earnings per share as they were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	1,367,774	2,014,419	1,523,274	2,018,705

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

4.  INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities at September 30, 2015 are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
State and municipal bonds	$60,365	$3,813	$(26)	$64,152
Agency mortgage-backed securities/collateralized mortgage obligations (a)	1,551,140	21,966	(5,396)	1,567,710
Corporate securities and other	3,556	148	(303)	3,401
Marketable equity securities	3,583	2,483	(99)	5,967
Total	$1,618,644	$28,410	$(5,824)	$1,641,230

	Carrying Value (b)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity
U.S. Government agencies	$3,886	$113	$—	$3,999
State and municipal bonds	496,595	20,330	(320)	516,605
Agency mortgage-backed securities/collateralized mortgage obligations (a)	306,080	5,510	(266)	311,324
Corporate securities and other	1,013	—	(6)	1,007
Total	$807,574	$25,953	$(592)	$832,935

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

4.  INVESTMENT SECURITIES - Continued

The following tables indicate the length of time individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014, respectively. The tables below include available-for-sale and held-to-maturity investment securities in an unrealized loss position at the specified dates.

September 30, 2015

(dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	52	$27,765	$(280)	$7,537	$(66)	$35,302	$(346)
Agency mortgage-backed securities/collateralized mortgage obligations (a)	104	182,137	(868)	249,808	(4,794)	431,945	(5,662)
Corporate securities and other	3	1,008	(6)	1,195	(303)	2,203	(309)
Total debt securities	159	210,910	(1,154)	258,540	(5,163)	469,450	(6,317)
Marketable equity securities	2	347	(99)	—	—	347	(99)
Total	161	$211,257	$(1,253)	$258,540	$(5,163)	$469,797	$(6,416)

December 31, 2014

(dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bonds	29	$9,166	$(47)	$10,572	$(98)	$19,738	$(145)
Agency mortgage-backed securities/collateralized mortgage obligations (a)	123	250,975	(1,763)	296,419	(8,806)	547,394	(10,569)
Corporate securities and other	3	1,010	(4)	1,150	(348)	2,160	(352)
Total	155	$261,151	$(1,814)	$308,141	$(9,252)	$569,292	$(11,066)

(a) Includes U.S. Government sponsored agency securities.

The fair value of investment securities pledged as collateral are presented below and includes available-for-sale and held-to-maturity investment securities:

(dollars in thousands)	September 30, 2015	December 31, 2014
Deposits	$1,183,717	$1,043,175
Customer repurchase agreements	624,729	662,737
Other	59,591	70,837
Total	$1,868,037	$1,776,749

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

4.  INVESTMENT SECURITIES - Continued

The specified values of investment securities, by contractual maturity, at September 30, 2015 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Carrying Value	Fair Value
Due in one year or less	$7,490	$7,633	$1,390	$1,395
Due after one through five years	54,009	57,977	18,293	18,600
Due after five through ten years	152,358	158,335	265,134	275,650
Due after ten years	1,401,204	1,411,318	522,757	537,290
Marketable equity securities	3,583	5,967	—	—
Total	$1,618,644	$1,641,230	$807,574	$832,935

Evaluation of Impairment of Securities

The Company did not record any other-than-temporary impairment ("OTTI") losses for the three and nine months ended September 30, 2015 and 2014.

As of September 30, 2015 and December 31, 2014, accumulated other comprehensive income did not include any impairment related charges for the non-credit-related components of OTTI.

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

At September 30, 2015, gross unrealized losses totaled $6.4 million, and the gross unrealized losses of securities in an unrealized loss position for twelve months or longer totaled $5.2 million, of which $4.8 million is attributable to agency mortgage-backed securities and $0.4 million attributable to state and municipal securities and other.  The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). As a result of its review and considering the attributes of the individual securities, the Company concluded that the securities were not other-than-temporarily impaired.

Because the Company does not intend to sell these investments and it is not more likely than not it will be required to sell these investments before a recovery of carrying value, which may be maturity, the Company does not consider the securities in an unrealized loss position for twelve months or longer to be other-than-temporarily impaired.

Other securities on the Company’s consolidated balance sheet totaled $54.4 million and $67.5 million as of September 30, 2015 and December 31, 2014, respectively. The balance includes Federal Loan Home Bank ("FHLB") of Pittsburgh stock and Federal Reserve Bank stock. These securities lack a market, and as such they are carried at par/cost since their fair value is not readily determinable. The Company evaluates, and will continue to evaluate, these securities for impairment each reporting period and has concluded the carrying value of these securities is not impaired. During 2015, the FHLB of Pittsburgh and the Federal Reserve Bank repurchased an additional $13.1 million, net, of capital stock from the Company at par/cost. Also, during 2015 and 2014 the Company received and recorded dividends on its FHLB stock.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

5.  LOANS

The following table summarizes loans outstanding, net of unearned income:

September 30, 2015
(dollars in thousands)	Originated Loans	Acquired Loans	Total
Commercial and industrial	$2,617,874	$46,829	$2,664,703

CRE - permanent	1,183,612	107,495	1,291,107
CRE - construction	133,245	12,730	145,975
Commercial real estate	1,316,857	120,225	1,437,082

Residential mortgages	645,653	216,870	862,523
Home equity	796,999	107,130	904,129
All other consumer	293,722	130	293,852
Consumer	1,736,374	324,130	2,060,504

Loans	$5,671,105	$491,184	$6,162,289

December 31, 2014
(dollars in thousands)	Originated Loans	Acquired Loans	Total
Commercial and industrial	$2,548,438	$51,429	$2,599,867

CRE - permanent	1,092,006	137,312	1,229,318
CRE - construction	196,554	6,988	203,542
Commercial real estate	1,288,560	144,300	1,432,860

Residential mortgages	654,617	253,740	908,357
Home equity	783,248	130,582	913,830
All other consumer	287,224	141	287,365
Consumer	1,725,089	384,463	2,109,552

Loans	$5,562,087	$580,192	$6,142,279

The carrying amount of acquired loans at September 30, 2015 totaled $491 million. The carrying value of acquired loans which were not impaired at acquisition was $490 million as of September 30, 2015, inclusive of a net fair value adjustment of $4.1 million, which will be accreted to interest income over the remaining life of the related portfolio. At September 30, 2015, the carrying value of loans acquired with deteriorated credit quality, or purchased credit-impaired ("PCI") loans, was $1.1 million, inclusive of a $0.5 million fair value adjustment. PCI loans are accounted for in accordance with ASC 310-30. The Company continues to evaluate the credit performance of the PCI loan portfolio and its potential resolution, which may include individual and/or bulk loan settlements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

5.  LOANS - Continued

The following tables present classifications for originated loans:

September 30, 2015	Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified	Non-Performing	Total
Commercial and industrial	$2,533,414	$17,223	$61,007	$6,230	$2,617,874

CRE - permanent	1,164,931	3,052	8,236	7,393	1,183,612
CRE - construction	122,966	270	1,505	8,504	133,245
Commercial real estate	1,287,897	3,322	9,741	15,897	1,316,857

Residential mortgages	631,338	—	734	13,581	645,653
Home equity	791,173	—	345	5,481	796,999
All other consumer	288,531	—	3,804	1,387	293,722
Consumer	1,711,042	—	4,883	20,449	1,736,374

Originated loans	$5,532,353	$20,545	$75,631	$42,576	$5,671,105

Percent of originated loans	97.56%	0.36%	1.33%	0.75%	100.00%

December 31, 2014	Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified	Non-Performing	Total
Commercial and industrial	$2,431,251	$24,129	$70,765	$22,293	$2,548,438

CRE - permanent	1,065,916	4,351	13,307	8,432	1,092,006
CRE - construction	182,554	701	5,186	8,113	196,554
Commercial real estate	1,248,470	5,052	18,493	16,545	1,288,560

Residential mortgages	640,344	—	314	13,959	654,617
Home equity	778,611	—	335	4,302	783,248
All other consumer	280,975	—	4,256	1,993	287,224
Consumer	1,699,930	—	4,905	20,254	1,725,089

Originated loans	$5,379,651	$29,181	$94,163	$59,092	$5,562,087

Percent of originated loans	96.73%	0.52%	1.69%	1.06%	100.00%

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

5.  LOANS - Continued

The following tables present classifications for acquired loans:

September 30, 2015	Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified	Non-Performing	PCI	Total
Commercial and industrial	$43,972	$—	$2,473	$384	$—	$46,829

CRE - permanent	104,332	—	1,689	353	1,121	107,495
CRE - construction	12,730	—	—	—	—	12,730
Commercial real estate	117,062	—	1,689	353	1,121	120,225

Residential mortgages	215,863	—	—	1,007	—	216,870
Home equity	106,805	—	—	325	—	107,130
All other consumer	130	—	—	—	—	130
Consumer	322,798	—	—	1,332	—	324,130

Acquired loans	$483,832	$—	$4,162	$2,069	$1,121	$491,184

Percent of acquired loans	98.50%	—%	0.85%	0.42%	0.23%	100.00%

December 31, 2014	Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified	Non-Performing	PCI	Total
Commercial and industrial	$49,091	$697	$418	$—	$1,223	$51,429

CRE - permanent	122,952	7,840	1,409	—	5,111	137,312
CRE - construction	6,931	—	—	—	57	6,988
Commercial real estate	129,883	7,840	1,409	—	5,168	144,300

Residential mortgages	252,454	—	31	—	1,255	253,740
Home equity	130,552	—	30	—	—	130,582
All other consumer	141	—	—	—	—	141
Consumer	383,147	—	61	—	1,255	384,463

Acquired loans	$562,121	$8,537	$1,888	$—	$7,646	$580,192

Percent of acquired loans	96.88%	1.47%	0.33%	—%	1.32%	100.00%

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

5.  LOANS - Continued

The following table presents the details for past due loans:

September 30, 2015	Past Due and Still Accruing				Accruing Current Balances		Non-Accrual Balances (d)	Total Balances
(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More (c)	Total		PCI Loans
Commercial and industrial	$475	$531	$—	$1,006	$2,657,463	$—	$6,234	$2,664,703

CRE - permanent	1,146	639	—	1,785	1,281,133	1,121	7,068	1,291,107
CRE - construction	135	—	—	135	137,336	—	8,504	145,975
Commercial real estate	1,281	639	—	1,920	1,418,469	1,121	15,572	1,437,082

Residential mortgages	6,772	1,235	247	8,254	846,098	—	8,171	862,523
Home equity	4,152	881	342	5,375	894,520	—	4,234	904,129
All other consumer	2,522	1,053	1,163	4,738	287,727	—	1,387	293,852
Consumer	13,446	3,169	1,752	18,367	2,028,345	—	13,792	2,060,504

Loans	$15,202	$4,339	$1,752	$21,293	$6,104,277	$1,121	$35,598	$6,162,289

Percent of loans	0.25%	0.07%	0.03%	0.35%		0.02%	0.58%

December 31, 2014	Past Due and Still Accruing				Accruing Current Balances		Non-Accrual Balances (d)	Total Balances
(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More (c)	Total		PCI Loans
Commercial and industrial	$738	$369	$137	$1,244	$2,575,469	$1,223	$21,931	$2,599,867

CRE - permanent	2,052	286	57	2,395	1,213,897	5,111	7,915	1,229,318
CRE - construction	425	—	—	425	194,947	57	8,113	203,542
Commercial real estate	2,477	286	57	2,820	1,408,844	5,168	16,028	1,432,860

Residential mortgages	6,013	1,363	304	7,680	891,716	1,255	7,706	908,357
Home equity	4,596	579	365	5,540	904,864	—	3,426	913,830
All other consumer	3,039	657	1,320	5,016	280,603	—	1,746	287,365
Consumer	13,648	2,599	1,989	18,236	2,077,183	1,255	12,878	2,109,552

Loans	$16,863	$3,254	$2,183	$22,300	$6,061,496	$7,646	$50,837	$6,142,279

Percent of loans	0.27%	0.05%	0.04%	0.36%		0.12%	0.83%

(c) Loans 90 days or more past due remain on accrual status if they are well secured and collection of all principal and interest is probable.
(d) At September 30, 2015, non-accrual balances included troubled debt restructurings of $2.5 million commercial and industrial, $13.8 million of commercial real estate, and $3.9 million of consumer loans. At December 31, 2014, non-accrual balances included troubled debt restructurings of $8.2 million of commercial and industrial, $14.0 million of commercial real estate, and $3.4 million of consumer loans.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

5.  LOANS - Continued

Additional details for changes in the allowance for loan losses by loan portfolio are as follows:

September 30, 2015
(dollars in thousands)
Three Months Ended	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$36,083	$17,089	$20,778	$10,866	$84,816
Charge-offs	(2,425)	—	(1,993)	—	(4,418)
Recoveries	981	254	515	—	1,750
Provision	451	(2,091)	1,624	1,016	1,000
Ending balance	$35,090	$15,252	$20,924	$11,882	$83,148

Nine Months Ended	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$39,982	$18,696	$21,390	$10,607	$90,675
Charge-offs	(9,157)	(628)	(5,496)	—	(15,281)
Recoveries	2,417	776	1,561	—	4,754
Provision	1,848	(3,592)	3,469	1,275	3,000
Ending balance	$35,090	$15,252	$20,924	$11,882	$83,148
Allowance for loan losses:
Individually evaluated for impairment	$902	$2,588	$2,316	$—	$5,806
Collectively evaluated for impairment	34,188	12,664	18,608	11,882	77,342
Total allowance for loan losses	$35,090	$15,252	$20,924	$11,882	$83,148
Loans:
Individually evaluated for impairment	$6,689	$18,946	$22,380	$—	$48,015
Collectively evaluated for impairment	2,614,278	1,299,953	1,715,326	—	5,629,557
Loans	$2,620,967	$1,318,899	$1,737,706	$—	$5,677,572

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

5.  LOANS - Continued

September 30, 2014
(dollars in thousands)
Three Months Ended	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$38,078	$18,563	$21,570	$11,637	$89,848
Charge-offs	(513)	(1,100)	(1,484)	—	(3,097)
Recoveries	494	249	433	—	1,176
Provision	368	234	835	(437)	1,000
Ending balance	$38,427	$17,946	$21,354	$11,200	$88,927

Nine Months Ended	Commercial and Industrial	Commercial Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$41,288	$22,653	$21,478	$10,948	$96,367
Charge-offs	(4,740)	(2,427)	(6,073)	—	(13,240)
Recoveries	1,522	434	1,593	—	3,549
Provision	357	(2,714)	4,356	252	2,251
Ending balance	$38,427	$17,946	$21,354	$11,200	$88,927
Allowance for loan losses:
Individually evaluated for impairment	$1,869	$1,332	$1,864	$—	$5,065
Collectively evaluated for impairment	36,558	16,614	19,490	11,200	83,862
Total allowance for loan losses	$38,427	$17,946	$21,354	$11,200	$88,927
Loans:
Individually evaluated for impairment	$11,429	$14,722	$19,622	$—	$45,773
Collectively evaluated for impairment	2,446,441	1,280,352	1,693,386	—	5,420,179
Loans	$2,457,870	$1,295,074	$1,713,008	$—	$5,465,952

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

5.  LOANS - Continued

Impaired loan details are as follows and exclude loans acquired with deteriorated credit quality:

September 30, 2015	Recorded Investment
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance
Commercial and industrial	$3,183	$3,506	$6,689	$5,471	$12,160	$902

CRE - permanent	8,771	1,671	10,442	5,802	16,244	2,061
CRE - construction	8,000	504	8,504	970	9,474	527
Commercial real estate	16,771	2,175	18,946	6,772	25,718	2,588

Residential mortgages	6,575	8,499	15,074	502	15,576	1,623
Home equity	1,423	4,383	5,806	452	6,258	668
All other consumer	113	1,387	1,500	—	1,500	25
Consumer	8,111	14,269	22,380	954	23,334	2,316

Total	$28,065	$19,950	$48,015	$13,197	$61,212	$5,806

December 31, 2014	Recorded Investment
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total	Life-to-date Charge-offs	Total Unpaid Balances	Related Allowance
Commercial and industrial	$17,343	$5,041	$22,384	$3,981	$26,365	$7,165

CRE - permanent	9,062	2,120	11,182	7,821	19,003	2,574
CRE - construction	7,585	528	8,113	970	9,083	1,332
Commercial real estate	16,647	2,648	19,295	8,791	28,086	3,906

Residential mortgages	5,894	8,109	14,003	457	14,460	1,503
Home equity	850	3,452	4,302	436	4,738	295
All other consumer	397	1,596	1,993	—	1,993	200
Consumer	7,141	13,157	20,298	893	21,191	1,998

Total	$41,131	$20,846	$61,977	$13,665	$75,642	$13,069

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

5.  LOANS - Continued

The following table presents additional details related to the Company's impaired loans, excluding PCI loans. Interest income recognized for the three and nine months ended September 30, 2015 and 2014 primarily represents amounts earned on accruing TDR's.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial and industrial	$7,271	$5	$9,809	$2	$15,249	$15	$12,053	$14

CRE - permanent	10,367	7	7,361	5	10,192	20	7,681	17
CRE - construction	8,413	—	8,998	—	8,350	—	9,827	—
Commercial real estate	18,780	7	16,359	5	18,542	20	17,508	17

Residential mortgages	14,978	31	13,070	32	15,163	97	13,351	100
Home equity	5,786	9	4,647	4	5,288	23	4,840	10
All other consumer	1,672	2	1,736	4	1,697	7	1,842	9
Consumer	22,436	42	19,453	40	22,148	127	20,033	119

Total	$48,487	$54	$45,621	$47	$55,939	$162	$49,594	$150

The following table presents details of the Company’s loans which experienced a troubled debt restructuring and are performing according to the modified terms. The Company’s restructured loans are included within non-performing loans and impaired loans in the preceding tables.

(dollars in thousands)	September 30, 2015	December 31, 2014
Commercial and industrial	$380	$362
CRE - permanent	678	517
Residential mortgages	6,417	6,253
Home equity	1,572	876
All other consumer	—	247
Total restructured loans	$9,047	$8,255

Undrawn commitments to lend on restructured loans	$—	$—

The Company modifies loans to consumers secured by residential mortgages and home equity loans utilizing a program modeled after government assisted programs in order to help customers who are experiencing financial difficulty and are in jeopardy of losing their homes to foreclosure.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

6.  DEPOSITS

(dollars in thousands)	September 30, 2015	December 31, 2014
NOW accounts	$2,166,339	$1,913,399
Money market accounts	1,746,808	1,827,233
Savings accounts	711,544	678,294
Time deposits less than $100	838,417	891,964
Time deposits $100 or greater	326,245	333,697
Total interest bearing deposits	5,789,353	5,644,587
Non-interest bearing deposits	1,169,922	1,085,158
Total deposits	$6,959,275	$6,729,745

At September 30, 2015, time deposits were scheduled to mature as follows:

(dollars in thousands)
2015	$216,491
2016	427,236
2017	145,121
2018	115,031
2019	174,812
Thereafter	85,971
Total	$1,164,662

7.  CONTINGENCIES

In the normal course of business, the Company is named as a defendant in various lawsuits.  Accruals are established for legal proceedings when information related to the loss contingencies indicates that a loss settlement is both probable and can be estimated. At September 30, 2015, the Company did not have material amounts accrued for legal proceedings as it is the opinion of management that the resolution of such suits will not have a material effect on the financial position or results of operations of the Company. The outcome of legal proceedings is inherently uncertain, and as a result, the amounts recorded may not represent the Company's ultimate loss upon resolution. Thus, the Company’s exposure and ultimate losses may be higher or lower than amounts accrued or estimated as the reasonably possible exposure.

8.  ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) was comprised of the following components, after tax:

(dollars in thousands)	September 30, 2015	December 31, 2014
Unrealized gains on investment securities, net	$12,915	$8,236
Net pension loss not yet recognized in net periodic pension cost	(18,642)	(19,227)
Total accumulated other comprehensive loss	$(5,727)	$(10,991)

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

9.  SHAREHOLDERS' EQUITY

In the first quarter of 2015, the Company declared a cash dividend of $0.11 per share, or $16.2 million, which was paid on February 17, 2015, to shareholders of record as of February 2, 2015.

On January 22, 2015, the Company announced that the Board of Directors approved a common share repurchase plan of $125 million. The authorization of this repurchase plan superseded all pre-existing share repurchase plans. During the first quarter of 2015, the Company repurchased 7.5 million shares of common stock totaling $76.5 million pursuant to this plan, inclusive of the repurchase of 7.3 million shares of common stock totaling $75.0 million from Warburg Pincus LLC ("Warburg Pincus") at $10.25 per share. Under the terms of the Merger Agreement with BB&T, National Penn has agreed not to purchase, without BB&T's prior written consent, any shares of its common stock.

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

In the third quarter of 2015, the Company declared a cash dividend of $0.11 per share, or $15.4 million, which was paid on August 17, 2015, to shareholders of record as of August 3, 2015.

On October 15, 2015, the Company announced a fourth quarter cash dividend of $0.11 per share to be paid on November 17, 2015 to shareholders of record as of November 2, 2015.

10.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The notional amount of financial instruments whose contract amounts represent credit risk:

(dollars in thousands)	September 30, 2015	December 31, 2014
Commitments to extend credit	$1,946,206	$1,960,419
Commitments to fund mortgages	44,836	27,599
Commitments to sell mortgages to investors	28,443	20,228
Letters of credit	166,585	152,714

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

10.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

Summary information regarding interest rate swap derivative positions which were not designated in hedging relationships are as follows:

September 30, 2015
(dollars in thousands)	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Receive fixed - pay floating interest rate swaps	188	$665,193	$33,479	$—	4.50%	2.23%	5.81
Pay fixed - receive floating interest rate swaps	188	665,193	—	33,479	2.23%	4.50%	5.81
Interest rate swaps		$1,330,386	$33,479	$33,479	3.37%	3.37%	5.81

December 31, 2014
(dollars in thousands)	Positions	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
Receive fixed - pay floating interest rate swaps	165	$596,252	$24,786	$546	4.64%	2.28%	5.89
Pay fixed - receive floating interest rate swaps	165	596,252	546	24,786	2.28%	4.64%	5.89
Interest rate swaps		$1,192,504	$25,332	$25,332	3.46%	3.46%	5.89

The Company enters into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps are considered derivatives but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them. In response, the Company enters into offsetting interest rate swaps with counterparties for interest rate risk management purposes. The counterparty swaps are also considered derivatives and are also not designated in hedging relationships. Changes in the fair value of the customer and counterparty swaps are recorded net in the consolidated statement of income. Because these amounts offset each other, there was no impact on other operating income for the three and nine months ended September 30, 2015 and September 30, 2014. For additional analysis of the fair value of interest rate swaps refer to Footnote 12 within this section.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

10.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

The following summarizes the Company’s derivative activity:

		Income Statement Effect	Income Statement Effect
	Balance Sheet Effect at	for the Three Months Ended	for the Nine Months Ended
Derivative Instruments	September 30, 2015	September 30, 2015	September 30, 2015

Interest rate swaps	Increase to other assets/liabilities of $33.5 million.	No net effect on other operating income from offsetting $9.4 million change in fair value.	No net effect on other operating income from offsetting $8.1 million change in fair value.

Other derivatives:
Interest rate locks	Increase to other assets of $0.1 million.	Increase to mortgage banking income of $0.2 million.	Increase to mortgage banking income of $0.1 million.
Forward sale commitments	Increase to other liabilities of $0.3 million.	Decrease to mortgage banking income of $0.1 million.	Decrease to mortgage banking income of $0.1 million.

		Income Statement Effect	Income Statement Effect
	Balance Sheet Effect at	for the Three Months Ended	for the Nine Months Ended
Derivative Instruments	December 31, 2014	September 30, 2014	September 30, 2014

Interest rate swaps	Increase to other assets/liabilities of $25.3 million.	No net effect on other operating income from offsetting $2.9 million change in fair value.	No net effect on other operating income from offsetting $2.1 million change in fair value.

Other derivatives:
Interest rate locks	Increase to other assets of less than $0.1 million.	Decrease to mortgage banking income of $0.1 million.	Decrease to mortgage banking income of less than $0.1 million.
Forward sale commitments	Increase to other liabilities of $0.2 million.	Increase to mortgage banking income of $0.1 million.	Increase to mortgage banking income of less than $0.1 million.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

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

The following table presents information about financial instruments that are eligible for offset:

September 30, 2015
(dollars in thousands)
Liabilities	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet
Derivatives - Interest Rate Swaps	$33,479	$—	$33,479

December 31, 2014
(dollars in thousands)
Assets	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet
Derivatives - Interest Rate Swaps	$546	$—	$546

Liabilities
Derivatives - Interest Rate Swaps	$24,786	$—	$24,786

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

11. BALANCE SHEET OFFSETTING - Continued

The following table represents a reconciliation of the net amounts of interest rate swap derivative assets and liabilities presented in the balance sheet to the net amounts that would result in the event of offset, by counterparty:

September 30, 2015
(dollars in thousands)		Gross Amounts Not Offset in the Balance Sheet
Liabilities	Net Amounts Presented in the Balance Sheet	Financial Instruments (e)	Cash Collateral (f)	Net Amount
Counterparty A	$11,276	$—	$(10,485)	$791
Counterparty B	10,207	—	(9,980)	227
Counterparty C	8,865	—	(8,610)	255
All Other Counterparties	3,131	—	(2,680)	451
Total Liabilities	$33,479	$—	$(31,755)	$1,724

December 31, 2014
(dollars in thousands)		Gross Amounts Not Offset in the Balance Sheet
Assets	Net Amounts Presented in the Balance Sheet	Financial Instruments (e)	Cash Collateral (f)	Net Amount
Counterparty A	$536	$(536)	$—	$—
All Other Counterparties	10	(10)	—	—
Total Assets	$546	$(546)	$—	$—

Liabilities
Counterparty A	$10,142	$(536)	$(9,614)	$(8)
Counterparty B	7,378	—	(7,140)	238
Counterparty C	4,789	—	(4,590)	199
All Other Counterparties	2,477	(10)	(2,481)	(14)
Total Liabilities	$24,786	$(546)	$(23,825)	$415

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

The Company has the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e. the fair value option), on an instrument-by-instrument basis. The election to use the fair value option is available when an entity first recognizes a financial asset or liability or upon entering into a Company commitment. Subsequent changes in fair value must be recorded in earnings. The Company has not elected to apply the fair value option to any of its financial instruments at September 30, 2015.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

12.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

September 30, 2015	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
State and municipal bonds	$64,152	$—	$64,152	$—
Agency mortgage-backed securities/ collateralized mortgage obligations (a)	1,567,710	—	1,567,710	—
Corporate securities and other	3,401	63	2,143	1,195
Marketable equity securities	5,967	4,915	—	1,052
Investment securities, available-for-sale	1,641,230	4,978	1,634,005	2,247

Interest rate swap agreements	33,479	—	33,479	—
Interest rate locks	82	—	82	—
Total fair value of assets	$1,674,791	$4,978	$1,667,566	$2,247

Liabilities
Interest rate swap agreements	$33,479	$—	$33,479	$—
Forward sale commitments	255	—	255	—
Total fair value of liabilities	$33,734	$—	$33,734	$—

December 31, 2014	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$1,007	$—	$1,007	$—
State and municipal bonds	68,080	—	68,080	—
Agency mortgage-backed securities/ collateralized mortgage obligations (a)	1,451,461	—	1,451,461	—
Corporate securities and other	4,361	65	3,146	1,150
Marketable equity securities	5,752	4,676	—	1,076
Investment securities, available-for-sale	1,530,661	4,741	1,523,694	2,226

Interest rate swap agreements	25,332	—	25,332	—
Interest rate locks	30	—	30	—
Total fair value of assets	$1,556,023	$4,741	$1,549,056	$2,226

Liabilities
Interest rate swap agreements	$25,332	$—	$25,332	$—
Forward sale commitments	158	—	158	—
Total fair value of liabilities	$25,490	$—	$25,490	$—

(a) Includes U.S. Government sponsored agency securities.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

12.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following table presents activity for investment securities measured at fair value on a recurring basis for the nine months ended September 30, 2015:

(dollars in thousands)
Level 1	Beginning Balance January 1, 2015	Gains/(Losses) Included in Earnings (g)	Gains/(Losses) Included in Other Comprehensive Income	Purchases	Sales	Maturities/ Calls/Paydowns	Transfers	Ending Balance September 30, 2015
Corporate securities and other	$65	$—	$(2)	$—	$—	$—	$—	$63
Marketable equity securities	4,676	—	239	—	—	—	—	4,915
Total level 1	4,741	—	237	—	—	—	—	4,978

Level 2

U.S. Government agencies	1,007	—	(7)	—	—	(1,000)	—	—
State and municipal bonds	68,080	1,341	(619)	580	—	(5,230)	—	64,152
Agency mortgage-backed securities/ collateralized mortgage obligations (a)	1,451,461	(3,626)	7,211	346,088	—	(233,424)	—	1,567,710
Corporate securities and other	3,146	459	(450)	—	—	(1,012)	—	2,143
Total level 2	1,523,694	(1,826)	6,135	346,668	—	(240,666)	—	1,634,005

Level 3

Corporate securities and other	1,150	—	45	—	—	—	—	1,195
Marketable equity securities	1,076	—	(24)	—	—	—	—	1,052
Total level 3	2,226	—	21	—	—	—	—	2,247

Total available-for-sale securities	$1,530,661	$(1,826)	$6,393	$346,668	$—	$(240,666)	$—	$1,641,230

(a) Includes U.S. Government sponsored agency securities.
(g) Represents amortization/accretion.

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2015	Balance	(Level 1)	(Level 2)	(Level 3)
Loans held-for-sale	$6,239	$—	$6,239	$—
Collateral dependent impaired loans, net (h)	35,894	—	—	35,894
OREO and other repossessed assets	4,719	—	—	4,719

December 31, 2014
Loans held-for-sale	$4,178	$—	$4,178	$—
Collateral dependent impaired loans, net (h)	43,377	—	—	43,377
OREO and other repossessed assets	4,867	—	—	4,867

(h) Excludes purchased credit impaired loans. For additional information regarding impaired loans, refer to Footnote 5.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

12.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

Fair value for loans held-for-sale is estimated based upon available market data for mortgage-backed securities with similar interest rates and maturities.  Lower of cost or estimated fair value write-downs recorded on loans held-for-sale were zero as of September 30, 2015 and December 31, 2014.

The recorded investment in collateral dependent impaired loans totaled $39.7 million with a specific reserve of $3.8 million at September 30, 2015, compared to $54.6 million with a specific reserve of $11.2 million at December 31, 2014. The fair value of collateral dependent impaired loans is based upon the value of collateral securing these loans, less estimated costs to sell.  Appraised values may be discounted based upon management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the borrower and the borrower’s business.

Fair value for OREO and other repossessed assets is estimated based upon its appraised value less costs to sell. Additional write-downs of $0.2 million were included in the period-ending OREO and other repossessed assets balance at September 30, 2015. There were no additional write-downs included in OREO and other repossessed assets balance at December 31, 2014.

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

The estimation methodologies, resulting fair values and recorded carrying amounts are as follows:

	September 30, 2015		December 31, 2014
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$221,591	$221,591	$413,839	$413,839
Investment securities available-for-sale	1,641,230	1,641,230	1,530,661	1,530,661
Investment securities held-to-maturity	807,574	832,935	921,042	949,935
Loans held-for-sale	6,239	6,412	4,178	4,306
Loans, net of allowance for loan losses	6,079,141	5,981,269	6,051,604	5,957,399
OREO and other repossessed assets	4,719	4,719	4,867	4,867
Interest rate swap agreements	33,479	33,479	25,332	25,332
Interest rate locks	82	82	30	30

Liabilities
Non-interest bearing deposits	$1,169,922	$1,169,922	$1,085,158	$1,085,158
Interest bearing deposits, non-maturity	4,624,691	4,624,691	4,418,926	4,418,926
Deposits with stated maturities	1,164,662	1,159,537	1,225,661	1,223,210
Customer repurchase agreements	573,986	573,986	607,705	607,705
Federal Home Loan Bank advances and other borrowings	583,350	589,483	910,378	916,280
Senior long-term debt	125,000	121,901	125,000	127,250
Subordinated debentures	77,321	77,321	77,321	77,321
Interest rate swap agreements	33,479	33,479	25,332	25,332
Forward sale commitments	255	255	158	158

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

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

13.  PENSION PLAN - Continued

On October 24, 2014, the Company acquired the 3rd Fed Bank Retirement Plan as part of the acquisition of TF Financial. The plan is a non-contributory defined benefit pension plan which was frozen by TF Financial prior to the acquisition. A number of plan participants were terminated as a result of the acquisition and have since elected to receive lump sum distributions from the plan. Total lump sum distributions paid in 2015 have exceeded the plan’s projected interest cost for 2015 and therefore a partial settlement of $22.0 thousand has been recognized for the nine months ended September 30, 2015.

The table below reflects the components of the combined net periodic benefit cost of the plans:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$93	$65	$222	$175
Interest cost	814	611	2,004	1,816
Expected return on plan assets	(1,135)	(756)	(2,833)	(2,226)
Amortization of unrecognized net actuarial loss	188	80	438	235
Settlement loss	22	—	22	—
Net periodic benefit cost (gain)	$(18)	$—	$(147)	$—

14.  SHARE-BASED COMPENSATION

Share-based compensation awards are currently granted under the National Penn Bancshares, Inc. 2014 Long-Term Incentive Compensation Plan ("2014 Plan"), approved by shareholders in April 2014 and expiring on April 22, 2024. The 2014 Plan replaced the expired Long-Term Incentive Compensation Plan ("2005 Plan") and includes authorized but unissued common shares under the 2005 Plan. Under the terms of the 2014 Plan, 2.8 million shares are available for issuance as of September 30, 2015. The Company has 550 thousand option awards expiring during the twelve months ending September 30, 2016.

As of September 30, 2015, there was approximately $1.1 million of total unrecognized compensation cost related to unvested stock options and approximately $5.4 million of unrecognized compensation cost for other share-based awards that is expected to be recognized within approximately 2.25 years.

The table below summarizes activity related to share-based plans:

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Share-based compensation expense	$1,328	$1,072	$3,861	$3,210
Proceeds from stock options exercised	163	103	566	422
Intrinsic value of stock options exercised	70	57	235	159

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan ("ESPP") was suspended in connection with the announcement of the proposed merger of NPBC with and into BB&T Corporation. On September 30, 2015, the Company made its final purchase of NPBC common stock under the ESPP, which, as amended, enabled employees to purchase Company shares at a price equal to 90% of the fair market value of the shares on the purchase date. For details regarding the announced merger with BB&T Corporation, refer to Footnote 2.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Unaudited Consolidated Financial Statements	Table of Contents

15.  SEGMENT REPORTING - Continued

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

	As of and for the Three Months Ended September 30, 2015
(dollars in thousands)	Community Banking	Other	Consolidated
Total assets	$9,549,222	$38,237	$9,587,459
Total deposits	6,959,275	—	6,959,275
Net interest income (expense)	69,775	(1,908)	67,867
Total non-interest income	14,815	10,211	25,026
Total non-interest expense	45,659	8,558	54,217
Net income (loss)	28,266	(390)	27,876

	For the Nine Months Ended September 30, 2015
(dollars in thousands)	Community Banking	Other	Consolidated
Net interest income (expense)	$209,074	$(5,690)	$203,384
Total non-interest income	41,575	31,068	72,643
Total non-interest expense	136,836	25,923	162,759
Net income (loss)	82,858	(1,017)	81,841

	As of and for the Three Months Ended September 30, 2014
(dollars in thousands)	Community Banking	Other	Consolidated
Total assets	$8,589,143	$43,857	$8,633,000
Total deposits	6,287,936	—	6,287,936
Net interest income (expense)	64,985	(755)	64,230
Total non-interest income	12,305	10,566	22,871
Total non-interest expense	43,429	8,729	52,158
Net income	24,835	485	25,320

	For the Nine Months Ended September 30, 2014
(dollars in thousands)	Community Banking	Other	Consolidated
Net interest income (expense)	$191,258	$(1,788)	$189,470
Total non-interest income	36,185	32,560	68,745
Total non-interest expense	130,002	26,607	156,609
Net income	72,162	2,067	74,229

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance and financial condition of the Company as of and for the three months ended and nine months ended September 30, 2015, with a primary focus on an analysis of operating results.  Current performance does not guarantee, and may not be indicative of similar performance in the future.  The Company’s consolidated financial statements included in this Report are unaudited, and as such, are subject to year-end examination.

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

FINANCIAL HIGHLIGHTS

Business and Industry

National Penn Bancshares, Inc. is a Pennsylvania business corporation and a registered bank holding company headquartered in Allentown, Pennsylvania. National Penn operates as an independent community banking company that offers a diversified range of financial products principally through its bank subsidiary, National Penn Bank, as well as an array of investment, insurance and employee benefit services through its non-bank subsidiaries. National Penn’s financial services divisions and affiliates include its National Penn Investors Trust Company division; Institutional Advisors LLC; and National Penn Insurance Services Group, Inc.

The Company’s primary business is accepting deposits from customers through its retail branch offices, and investing those deposits, together with funds generated from operations and borrowings, in loans, including commercial business loans, commercial real estate loans, residential mortgages, home equity loans, other consumer loans, and investment securities.

At September 30, 2015, National Penn Bank operated 124 retail branch offices, of which 116 are located in Pennsylvania, seven are located in New Jersey, and one is located in Maryland.

The Company’s results of operations are affected by five major elements: (1) net interest income, or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds; (2) the provision for loan losses, or the amount added to the allowance for loan losses to provide reserves for inherent losses on loans and leases; (3) non-interest income, which is made up primarily of banking fees, wealth management income, insurance income, gains and losses from the sale of securities, and other transactions; (4) non-interest expense, which consists primarily of salaries, employee benefits and other operating expenses; and (5) income taxes. Results of operations are also significantly affected by general economic and competitive conditions, as well as changes in market interest rates, government policies and actions of regulatory authorities.

Merger with BB&T Corporation

On August 17, 2015, the Company entered into a Merger Agreement with BB&T. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, National Penn will merge with and into BB&T, with BB&T as the surviving corporation in the Merger. Refer to Footnote 2 for additional information regarding the merger with BB&T.
Merger with TF Financial Corporation

On October 24, 2014, the Company completed its acquisition of TF Financial through a stock and cash merger. The results of operations for the three and nine months ended September 30, 2015 reflect the impact of this acquisition and the realization of the transaction's expected cost reductions. Refer to Footnote 2 for additional information regarding the acquisition of TF Financial.

Overview

	Three Months Ended			Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
EARNINGS
Total interest income	$76,529	$75,417	$71,368	$229,040	$212,029
Total interest expense	8,662	8,582	7,138	25,656	22,559
Net interest income	67,867	66,835	64,230	203,384	189,470
Provision for loan losses	1,000	1,000	1,000	3,000	2,251
Net interest income after provision for loan losses	66,867	65,835	63,230	200,384	187,219
Net gains on investment securities	—	—	—	—	8
Other non-interest income	25,026	24,687	22,871	72,643	68,737
Merger related expenses	1,840	—	—	1,840	—
Other non-interest expense	52,377	53,960	52,158	160,919	156,609
Income before income taxes	37,676	36,562	33,943	110,268	99,355
Income tax expense	9,800	9,324	8,623	28,427	25,126
Net income	$27,876	$27,238	$25,320	$81,841	$74,229

Basic earnings per share	$0.20	$0.19	$0.18	$0.58	$0.53
Diluted earnings per share	0.20	0.19	0.18	0.58	0.53
Adjusted diluted earnings per share (i)	0.21	0.19	0.18	0.59	0.53
Dividends per share	0.11	0.11	0.10	0.33	0.30

Net interest margin	3.25%	3.24%	3.43%	3.28%	3.43%
Efficiency ratio (i)	54.23%	56.59%	57.29%	55.97%	57.95%
Return on average assets	1.16%	1.14%	1.17%	1.15%	1.16%
Adjusted return on average assets (i)	1.22%	1.14%	1.17%	1.17%	1.16%
Return on average tangible common equity (i)	13.30%	13.32%	11.97%	13.19%	11.95%
Adjusted return on average tangible common equity (i)	13.94%	13.32%	11.97%	13.41%	11.95%

Asset Quality Metrics
Allowance for loan losses/total originated loans	1.46%	1.50%	1.63%
Allowance for loan losses/total loans	1.35%	1.37%	1.63%
Non-performing loans/total loans	0.72%	0.76%	0.78%
Delinquent loans/total loans	0.35%	0.27%	0.37%
Allowance for loan losses/non-performing loans	186.2%	180.3%	207.5%
Net loan charge-offs to average total loans (annualized)	0.17%	0.39%	0.14%	0.23%	0.24%

(i) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2 and the Non-GAAP reconciliations below.

•
For the three months ended September 30, 2015, the Company recorded net income of $27.9 million, or $0.20 per diluted share, compared to $25.3 million, or $0.18 per diluted share, for the three months ended September 30, 2014. For the nine months ended September 30, 2015, the Company recorded net income of $81.8 million, or $0.58 per diluted share, compared to $74.2 million, or $0.53 per diluted share, in the comparable prior year period. The third quarter of 2015 and nine months ended September 30, 2015 results include after-tax merger related expenses totaling $1.4 million or $0.01 per diluted share. The increase in earnings and earnings per share for both periods is due to growth in earning assets, primarily related to the acquisition of TF Financial, continued focus on managing expenses, and the ongoing benefit of the Company's strong credit quality profile. Excluding the impact of the merger related expenses, adjusted return on average assets was 1.22% and adjusted return on average tangible common equity was 13.94% for the third quarter of 2015.

•
Net interest income increased to $203 million for the nine months ended September 30, 2015 compared to $189 million for the comparable period in 2014, primarily as a result of the acquisition of TF Financial. The Company's net interest margin was 3.28% for the nine months ended September 30, 2015, compared to 3.43% for the nine months ended September 30, 2014. The year-to-date net interest margin comparison was impacted by the effects of a prolonged, low interest rate environment, as well as increased mortgage prepayment speeds and refinancing, and the interest expense related to the $125 million of senior notes issued in the third quarter of 2014.

•
The provision for loan losses totaled $3.0 million for the nine months ended September 30, 2015, compared to $2.3 million for the nine months ended September 30, 2014. The increase in the provision was primarily the result of growth in the originated loan portfolio, partially offset by a continuing trend of improving asset quality as evidenced by classified loans declining 22.9% from December 31, 2014 to September 30, 2015.

•
Other non-interest income totaled $72.6 million for the nine months ended September 30, 2015, an increase of $3.9 million compared to the prior year period primarily as a result of increases in income from the Company's mortgage banking operations and bank owned life insurance death benefit proceeds.

•
Other non-interest expense of $161 million for the nine months ended September 30, 2015 increased by $4.3 million, or 2.8%, from the comparable period in 2014 despite the acquisition of TF Financial. Overall, expenses continued to be well controlled as evidenced by an efficiency ratio of 55.97% for the nine months ended September 30, 2015 compared to 57.95% for the same period in 2014.

Non-GAAP Reconciliations

Adjusted Net Income and Return on Average Assets (i)

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

	Three Months Ended			Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Adjusted net income reconciliation
Net income	$27,876	$27,238	$25,320	$81,841	$74,229
After tax merger related expenses	1,350	—	—	1,350	—
Adjusted net income	$29,226	$27,238	$25,320	$83,191	$74,229

Adjusted diluted earnings per share reconciliation
Diluted earnings per share	$0.20	$0.19	$0.18	$0.58	$0.53
After tax merger related expenses	0.01	—	—	0.01	—
Adjusted diluted earnings per share	$0.21	$0.19	$0.18	$0.59	$0.53

Average assets	$9,526,850	$9,544,673	$8,569,734	$9,531,944	$8,521,085
Adjusted return on average assets	1.22%	1.14%	1.17%	1.17%	1.16%

(i) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

Efficiency Ratio (i)

	Three Months Ended			Nine Months Ended
(dollars in thousands)	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Non-interest expense	$54,217	$53,960	$52,158	$162,759	$156,609
Less:
Merger related expenses	1,840	—	—	1,840	—
Operating expenses	$52,377	$53,960	$52,158	$160,919	$156,609

Net interest income (taxable equivalent)	$71,563	$70,660	$68,166	$214,877	$201,509

Non-interest income	25,026	24,687	22,871	72,643	68,745
Less:
Net gains on investment securities	—	—	—	—	8
Adjusted revenue	$96,589	$95,347	$91,037	$287,520	$270,246

Efficiency ratio	54.23%	56.59%	57.29%	55.97%	57.95%

(i) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

Tangible Common Equity/Tangible Assets (i)

	As of
(dollars in thousands, except per share data)	September 30, 2015	June 30, 2015	September 30, 2014
Total shareholder's equity	$1,158,423	$1,137,678	$1,107,184
Goodwill and intangibles	(309,665)	(310,293)	(263,082)
Tangible common equity	$848,758	$827,385	$844,102

Shares outstanding	140,283,395	140,184,234	139,305,117
Tangible book value per share	$6.05	$5.90	$6.06

Total assets	$9,587,459	$9,604,314	$8,633,000
Goodwill and intangibles	(309,665)	(310,293)	(263,082)
Tangible assets	$9,277,794	$9,294,021	$8,369,918

Tangible common equity/tangible assets	9.15%	8.90%	10.08%

(i) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

Return on Average Tangible Common Equity (i)

	Three Months Ended			Nine Months Ended
(dollars in thousands)	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Average shareholder's equity	$1,141,586	$1,130,896	$1,102,608	$1,139,858	$1,094,569
Average goodwill and intangibles	(309,969)	(310,601)	(263,410)	(310,458)	(264,084)
Average tangible common equity	$831,617	$820,295	$839,198	$829,400	$830,485

Net income	$27,876	$27,238	$25,320	$81,841	$74,229
Return on average tangible common equity	13.30%	13.32%	11.97%	13.19%	11.95%

(i) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY BALANCE SHEET

(dollars in thousands)	September 30, 2015	June 30, 2015	December 31, 2014
Total cash and cash equivalents	$221,591	$238,385	$413,839
Investment securities and other securities	2,503,203	2,507,615	2,519,215
Total loans	6,168,528	6,168,481	6,146,457
Total assets	9,587,459	9,604,314	9,750,865
Deposits	6,959,275	6,733,484	6,729,745
Borrowings	1,359,657	1,631,537	1,720,404
Shareholders' equity	1,158,423	1,137,678	1,188,639

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

Federal Reserve economic data regarding the Third District, which consists of eastern Pennsylvania, southern New Jersey, and Delaware, suggests the following trends, which may or may not apply to the Company:

•	Contacts in the Third District indicate that aggregate business activity continued to grow at a modest pace, with staffing services reporting strong growth.

•
Non-auto retailers experienced moderate growth, while auto dealers reported modest growth more on par with the overall economic activity reported in the District. Nonresidential real estate and general services each reported modest growth.

•	Lending volumes have accelerated to a moderate pace of growth, with commercial and industrial and auto lending reporting the strongest growth.

•	Contacts continue to anticipate moderate growth over the next six months.

The Company’s loans are diversified by borrower and industry group throughout the markets it serves. The following table summarizes the composition of the Company’s loan portfolio:

(dollars in thousands)	September 30, 2015	December 31, 2014	Increase/(decrease)
Commercial and industrial	$2,664,703	$2,599,867	$64,836	2.5%

CRE - permanent	1,291,107	1,229,318	61,789	5.0%
CRE - construction	145,975	203,542	(57,567)	(28.3)%
Commercial real estate	1,437,082	1,432,860	4,222	0.3%
Commercial	4,101,785	4,032,727	69,058	1.7%

Residential mortgages	862,523	908,357	(45,834)	(5.0)%
Home equity	904,129	913,830	(9,701)	(1.1)%
All other consumer	293,852	287,365	6,487	2.3%
Consumer	2,060,504	2,109,552	(49,048)	(2.3)%

Loans	$6,162,289	$6,142,279	$20,010	0.3%

Allowance for loan losses	83,148	90,675	(7,527)	(8.3)%

Loans, net	$6,079,141	$6,051,604	$27,537	0.5%

Loans held-for-sale	$6,239	$4,178	$2,061	49.3%

Total loans of $6.2 billion at September 30, 2015, inclusive of loans held-for-sale, increased $22.1 million from December 31, 2014, driven by an increase of $69.1 million in commercial loans, partially offset by a decrease of $45.8 million in mortgage loans and a net decrease of $3.2 million in home equity and all other consumer loans. The decline in the mortgage loan portfolio is primarily the result of increased prepayment speeds coupled with the Company's ongoing strategy to sell originations of long-term, fixed rate mortgage loans. In addition, in the first quarter of 2015 the Company completed the bulk sale and settlement of approximately $12.9 million in PCI loans.

The following table demonstrates select asset quality metrics:

(dollars in thousands)	September 30, 2015	June 30, 2015	December 31, 2014
Non-performing loans	$44,645	$47,039	$59,092
Non-performing loans to total loans	0.72%	0.76%	0.96%
Delinquent loans	$21,293	$16,943	$22,300
Delinquent loans to total loans	0.35%	0.27%	0.36%

Classified originated loans (j)	$124,438	$124,837	$153,255
Acquired classified loans	1,121	2,671	9,534
Total classified loans	$125,559	$127,508	$162,789

Classified originated loans to total originated loans	2.19%	2.21%	2.75%
Total classified loans to total loans	2.04%	2.07%	2.65%

Tier 1 capital and allowance	$1,008,194	$991,097	$1,054,304
Total classified loans to Tier 1 capital and allowance	12.45%	12.87%	15.44%

Originated loans	$5,671,105	$5,643,832	$5,562,087
Loans held-for-sale	6,239	9,693	4,178
Total originated loans	5,677,344	5,653,525	5,566,265
Acquired loans	491,184	514,956	580,192
Total loans	$6,168,528	$6,168,481	$6,146,457

(j) Includes non-performing loans.

The following table summarizes the Company’s non-performing assets:

(dollars in thousands)	September 30, 2015	June 30, 2015	December 31, 2014
Non-accrual commercial and industrial	$6,234	$8,923	$21,931

Non-accrual CRE-permanent	7,068	7,160	7,915
Non-accrual CRE-construction	8,504	8,443	8,113
Total non-accrual commercial real estate	15,572	15,603	16,028

Non-accrual residential mortgages	8,171	8,307	7,706
Non-accrual home equity	4,234	4,027	3,426
All other non-accrual consumer	1,387	1,387	1,746
Total non-accrual consumer	13,792	13,721	12,878

Total non-accrual loans	35,598	38,247	50,837

Restructured loans (k)	9,047	8,792	8,255
Total non-performing loans	44,645	47,039	59,092

Acquired other real estate owned	3,450	3,450	3,675
Other real estate owned and repossessed assets	1,269	1,736	1,192
Total non-performing assets	49,364	52,225	63,959

Loans 90+ days past due & still accruing	1,752	1,903	2,183
Total non-performing assets and loans 90+ days past due	$51,116	$54,128	$66,142

Total loans	$6,168,528	$6,168,481	$6,146,457
Total originated loans	5,677,344	5,653,525	5,566,265
Average total loans (three months ended)	6,144,998	6,146,507	5,932,806
Allowance for loan losses	83,148	84,816	90,675

Allowance for loan losses to:
Non-performing assets and loans 90+ days past due (excluding acquired OREO)	174%	167%	145%
Non-performing loans	186%	180%	153%
Total originated loans	1.46%	1.50%	1.63%

(k) Restructured loans at September 30, 2015, included $1.0 million of commercial loans and $8.0 million of consumer loans which were modified for customers who were experiencing financial difficulty and were in jeopardy of losing their homes or businesses to foreclosure.

The following table provides additional information for the Company’s non-accrual loans:

(dollars in thousands)	September 30, 2015	June 30, 2015	December 31, 2014
Total non-accrual loans	$35,598	$38,247	$50,837
Non-accrual loans with partial charge-offs	7,287	10,898	11,630
Life-to-date partial charge-offs on non-accrual loans	13,197	12,072	13,665
Charge-off rate of non-accrual loans	64.4%	52.6%	54.0%
Specific reserves on non-accrual loans	$3,244	$5,117	$10,576

The Company continued to demonstrate a strong and stable credit quality profile as evidenced by non-performing loans of $44.6 million, or 0.72% of total loans, and a ratio of allowance for loan losses to non-performing loans of 186% at September 30, 2015, compared to $59.1 million of non-performing loans at December 31, 2014, or 0.96% of total loans, and a 153% ratio of allowance to non-performing loans. Non-accrual loans of $35.6 million at September 30, 2015 included $7.3 million of non-accrual loans which have been partially charged-off by 64.4% , or $13.2 million. Impaired loans totaled $48.0 million at September 30, 2015, and there was a specific reserve of $5.8 million in the allowance related to $28.1 million of underlying principal balances of impaired loans. The remaining $20.0 million of impaired loans have not been reserved or partially charged-off, since the Company has deemed the collection of principal to be probable.

An analysis of net loan charge-offs:

	Three Months Ended			Nine Months Ended
(dollars in thousands)	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Commercial and industrial	$1,444	$4,874	$19	$6,740	$3,218

CRE - permanent	(58)	(308)	1,072	235	2,094
CRE - construction	(196)	(92)	(221)	(383)	(101)
Commercial real estate	(254)	(400)	851	(148)	1,993

Residential mortgages	598	70	138	916	1,981
Home equity	407	1,064	355	1,701	1,528
All other consumer	473	305	558	1,318	971
Consumer	1,478	1,439	1,051	3,935	4,480

Net loans charged-off	$2,668	$5,913	$1,921	$10,527	$9,691

Net charge-offs (annualized) to:
Total originated loans	0.19%	0.42%	0.14%	0.25%	0.24%
Total loans	0.17%	0.38%	0.14%	0.23%	0.24%
Average total loans	0.17%	0.39%	0.14%	0.23%	0.24%

Net loan charge-offs totaled $10.5 million for the nine months ended September 30, 2015, or 0.23% of average total loans on an annualized basis, compared to $9.7 million, or 0.24% of average total loans, for the nine months ended September 30, 2014. Net charge-offs totaled $2.7 million, or 0.17% of average total loans on an annualized basis, for the third quarter of 2015, compared to $5.9 million, or 0.39% of average total loans, for the second quarter of 2015. The net charge-offs for the second quarter of 2015 reflect the partial charge-off and full resolution of a large non-performing commercial loan for which a specific loan loss reserve was recorded in the fourth quarter of 2014.

Changes in the allowance for loan losses by loan portfolio:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$84,816	$89,848	$90,675	$96,367
Charge-offs:
Commercial and industrial	2,425	513	9,157	4,740
Commercial real estate	—	1,100	628	2,427
Consumer	1,993	1,484	5,496	6,073
Total charge-offs	4,418	3,097	15,281	13,240

Recoveries:
Commercial and industrial	981	494	2,417	1,522
Commercial real estate	254	249	776	434
Consumer	515	433	1,561	1,593
Total recoveries	1,750	1,176	4,754	3,549
Net charge-offs	2,668	1,921	10,527	9,691
Provision charged to expense	1,000	1,000	3,000	2,251
Balance at end of period	$83,148	$88,927	$83,148	$88,927

The following table presents the components of the allowance:

(dollars in thousands)	September 30, 2015	December 31, 2014
Specific reserves	$5,806	$13,069
Allocated reserves	65,460	66,999
Unallocated reserves	11,882	10,607
Total allowance for loan losses	$83,148	$90,675

The allowance was $83.1 million at September 30, 2015 and represented 1.35% of total loans and 186% of non-performing loans, compared to $90.7 million, or 1.48% of total loans and 153% of non-performing loans at December 31, 2014. The decrease in the allowance during the period primarily reflects the partial charge-off and full resolution of a large non-performing commercial loan for which a specific reserve was recorded in the fourth quarter of 2014. The provision for loan losses was $3.0 million for the nine months ended September 30, 2015, compared to $2.3 million for the prior year period.

Liabilities

Liabilities totaled $8.4 billion at September 30, 2015, decreasing $133 million from December 31, 2014. The decrease in total liabilities was primarily due to a decrease in borrowings of $361 million, offset by an increase in total deposits of $230 million. The reduction in borrowings is comprised of decreases in FHLB advances and other borrowings of $327 million and customer repurchase agreements of $33.7 million.

Total deposits of $7.0 billion at September 30, 2015 increased $230 million from December 31, 2014. The increase in deposits is attributable to increases in NOW accounts of $253 million, non-interest bearing deposits of $84.8 million, and savings account deposits of $33.3 million, offset by decreases in money market accounts and time deposits of $80.4 million and $61.0 million, respectively. The increase in NOW accounts is primarily the result of a seasonal increase in municipal deposits during the third quarter.

(dollars in thousands)	September 30, 2015	December 31, 2014	Increase/(decrease)
Non-interest bearing deposits	$1,169,922	$1,085,158	$84,764	7.8%
NOW accounts	2,166,339	1,913,399	252,940	13.2%
Money market accounts	1,746,808	1,827,233	(80,425)	(4.4)%
Savings accounts	711,544	678,294	33,250	4.9%
Time deposits less than $100	838,417	891,964	(53,547)	(6.0)%
Time deposits $100 or greater	326,245	333,697	(7,452)	(2.2)%
Total deposits	$6,959,275	$6,729,745	$229,530	3.4%

Non-time deposits / total deposits	83.3%	81.8%

Shareholders’ Equity

Shareholders’ equity totaled $1.2 billion at September 30, 2015, decreasing $30.2 million from December 31, 2014. Significant activity during the nine months ended September 30, 2015 included:

•	Net income of $81.8 million,

•	Shares issued under share-based plans, net of taxes, of $6.2 million,

•	Other comprehensive income of $5.3 million,

•	The repurchase of 7.5 million common shares at a cost of $76.5 million, and

•	Cash dividends paid to common shareholders of $47.1 million

RESULTS OF OPERATIONS

Net Interest Income

The following table presents average balances, average yields, and net interest margin information for the nine months ended September 30, 2015 as compared to the same period in 2014.  Interest income and yields are presented on a fully taxable equivalent (“FTE”) basis using an statutory tax rate of 35%.  Net interest margin is expressed as net interest income (FTE) as a percentage of average total interest earning assets.

Average Balances, Average Rates, and Net Interest Margin*

	For the Nine Months Ended September 30,
	2015			2014
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Interest earning deposits at banks	$94,145	$115	0.16%	$73,940	$87	0.16%

U.S. Government agencies	4,649	79	2.27%	1,005	14	1.86%
Agency mortgage-backed securities/collateralized mortgage obligations (a)	1,847,319	30,218	2.19%	1,725,736	30,059	2.33%
State and municipal*	588,248	28,008	6.37%	602,190	29,746	6.60%
Other bonds and securities	74,274	3,829	6.89%	79,111	3,356	5.67%
Total investments	2,514,490	62,134	3.30%	2,408,042	63,175	3.51%

Commercial loans*	4,066,517	113,418	3.73%	3,684,144	107,079	3.89%
Installment loans	1,190,732	36,026	4.05%	1,028,703	31,654	4.11%
Mortgage loans	883,730	28,840	4.36%	657,172	22,073	4.49%
Total loans	6,140,979	178,284	3.88%	5,370,019	160,806	4.00%
Total earning assets	8,749,614	240,533	3.68%	7,852,001	224,068	3.82%
Allowance for loan losses	(90,181)			(93,557)
Non-interest earning assets	872,511			762,641
Total assets	$9,531,944			$8,521,085

Interest Bearing Liabilities:
Interest bearing deposits	$5,612,811	13,879	0.33%	$5,134,563	13,927	0.36%
Customer repurchase agreements	558,992	1,210	0.29%	544,500	1,192	0.29%
Repurchase agreements	—	—	—%	38,553	1,406	4.87%
Federal Home Loan Bank advances and other borrowings	777,088	4,858	0.84%	541,108	4,215	1.04%
Senior long-term debt	125,000	4,098	4.38%	6,868	227	4.42%
Subordinated debentures	77,321	1,611	2.79%	77,321	1,592	2.75%
Total interest bearing liabilities	7,151,212	25,656	0.48%	6,342,913	22,559	0.48%
Non-interest bearing deposits	1,138,352			993,372
Other non-interest bearing liabilities	102,522			90,231
Total liabilities	8,392,086			7,426,516
Equity	1,139,858			1,094,569
Total liabilities and equity	$9,531,944			$8,521,085
NET INTEREST INCOME/MARGIN (FTE)		214,877	3.28%		201,509	3.43%
Tax equivalent interest		11,493			12,039
Net interest income		$203,384			$189,470

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

(dollars in thousands)	Nine Months Ended September 30, 2015 compared to 2014
Increase (decrease) in:	Volume	Rate	Total
Interest income:
Interest earning deposits at banks	$25	$3	$28

U.S. Government agencies	61	4	65
Agency mortgage-backed securities/collateralized mortgage obligations (a)	2,049	(1,890)	159
State and municipal	(679)	(1,059)	(1,738)
Other bonds and securities	(215)	688	473
Total investments	1,216	(2,257)	(1,041)

Commercial loans	10,790	(4,451)	6,339
Installment loans	4,910	(538)	4,372
Mortgage loans	7,410	(643)	6,767
Total loans	23,110	(5,632)	17,478
Total interest income	24,351	(7,886)	16,465

Interest expense:
Interest bearing deposits	1,238	(1,286)	(48)

Customer repurchase agreements	31	(13)	18
Repurchase agreements	(1,406)	—	(1,406)
Federal Home Loan Bank advances and other borrowings	1,588	(945)	643
Senior long-term debt	3,873	(2)	3,871
Subordinated debentures	—	19	19
Total borrowed funds	4,086	(941)	3,145
Total interest expense	5,324	(2,227)	3,097
Increase (decrease) in net interest income (FTE)	$19,027	$(5,659)	$13,368

(a) Includes U.S. Government sponsored agency securities.

Fully taxable equivalent net interest income for the comparative periods increased by $13.4 million to $215 million for the nine months ended September 30, 2015. This increase was driven by an increase of $19.0 million related to volume, primarily as a result of the acquisition of TF Financial, partially offset by a decrease of $5.7 million related to rate as the Company's net interest margin was 3.28% for the nine months ended September 30, 2015 compared to 3.43% for the nine months ended September 30, 2014. The trend in the Company's net interest margin, year-over-year, was impacted by a combination of the prolonged low interest rate environment, the issuance of the senior long-term debt in the latter part of the third quarter of 2014, and increased mortgage prepayment speeds and refinancings.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2015 was $3.0 million, compared to $2.3 million for the nine months ended September 30, 2014. Credit quality metrics remained strong as annualized net charge-offs of 0.23% of average total loans for the nine months ended September 30, 2015 compared to 0.24% for the same period in 2014. Classified loans declined to $126 million, or 2.04% of total loans, at September 30, 2015, from $170 million, or 3.10% of total loans, at September 30, 2014. The continued improvement in the Company's credit quality resulted in an allowance for loan losses of $83.1 million, or 1.46% of total originated loans, at September 30, 2015, compared to $90.7 million, or 1.63% of total originated loans, at December 31, 2014. The allowance as a percentage of non-performing loans increased to 186% at September 30, 2015 from 153% at December 31, 2014. For additional analysis of the allowance refer to “Loans and Allowance for Loan Losses” within Part I, Item 2 of this Report.

Non-Interest Income

(dollars in thousands)	Nine Months Ended September 30,
	2015	2014	Increase/(decrease)
Wealth management	$20,158	$20,944	$(786)	(3.8)%
Service charges on deposit accounts	10,103	10,744	(641)	(6.0)%
Insurance commissions and fees	9,529	9,835	(306)	(3.1)%
Cash management and electronic banking fees	14,935	14,115	820	5.8%
Mortgage banking	4,643	2,639	2,004	75.9%
Bank owned life insurance	5,683	3,654	2,029	55.5%
Earnings (losses) of unconsolidated investments	722	(506)	1,228	NM
Gain on sale of non-performing loans	—	946	(946)	NM
Other operating income	6,870	6,366	504	7.9%
Net gains on sales of investment securities	—	8	(8)	NM
Total non-interest income	$72,643	$68,745	$3,898	5.7%

"NM" - Denotes a value displayed as a percentage change is not meaningful

Non-interest income for the nine months ended September 30, 2015 and 2014 totaled $72.6 million and $68.7 million, respectively, and its components changed primarily due to the following items:

•	Mortgage banking income increased $2.0 million due to the interest rate environment and resultant purchase and refinance activity.

•
Bank owned life insurance increased $2.0 million primarily due to death benefit proceeds of $1.2 million received in the third quarter of 2015. The year-over-year increase was also impacted by the bank owned life insurance acquired via the TF Financial acquisition in the fourth quarter of 2014, as well as the purchase of an additional $25 million of bank owned life insurance in the first quarter of 2015.

•
The Company's unconsolidated equity investment portfolio recorded earnings of $0.7 million for the nine months ended September 30, 2015 compared to a $0.5 million loss for the nine months ended September 30, 2014.

•	In the second quarter of 2014, the Company recorded a $0.9 million gain on the sale of non-performing loans as part of its proactive management of the credit quality of the loan portfolio.

Non-Interest Expense

(dollars in thousands)	Nine Months Ended September 30,
	2015	2014	Increase/(decrease)
Salaries, wages and employee benefits	$89,691	$87,743	$1,948	2.2%
Premises and equipment	25,844	23,690	2,154	9.1%
FDIC insurance	3,991	3,657	334	9.1%
Other operating expenses	41,393	41,519	(126)	(0.3)%
Merger related expenses	1,840	—	1,840	NM
Total non-interest expense	$162,759	$156,609	$6,150	3.9%

Operating expenses (i)	$160,919	$156,609	$4,310	2.8%

Adjusted revenue (i)	$287,520	$270,246	$17,274	6.4%

Efficiency ratio (i)	55.97%	57.95%

(i) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Part I, Item 2.

Non-interest expense totaled $163 million for the nine months ended September 30, 2015, compared to $157 million for the prior year period. The increase in non-interest expense and adjusted revenue is primarily the result of the TF Financial acquisition. Continued focus on controlling expenses resulted in an improved efficiency ratio of 55.97% for the nine months ended September 30, 2015 compared to 57.95% for the nine months ended September 30, 2014.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2015 and September 30, 2014 was $28.4 million and $25.1 million, respectively. The effective tax rate of 25.8% for the nine months ended September 30, 2015 remained consistent with 25.3% for the same period last year. The Company’s net deferred tax asset decreased to $46.4 million at September 30, 2015 from $57.5 million at December 31, 2014, primarily as a result of decreases in the allowance for loan losses and other tax credits and an increase in the fair value of available-for-sale securities in 2015.

LIQUIDITY, COMMITMENTS, CAPITAL AND INTEREST RATE SENSITIVITY

Analysis of Liquidity and Capital Resources

Liquidity

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of September 30, 2015:

		Payments Due by Period:
(dollars in thousands)	Total	One year or less	After one year to three years	After three years to five years	More than five years
Maturities of time deposits	$1,164,662	$599,702	$298,430	$266,293	$237
Federal Home Loan Bank advances and other borrowings	583,350	436,216	74,543	63,220	9,371
Senior long-term debt	125,000	—	—	—	125,000
Subordinated debentures	77,321	—	—	—	77,321
Minimum annual rentals on non-cancelable operating leases	55,099	6,802	12,340	10,691	25,266
Total	$2,005,432	$1,042,720	$385,313	$340,204	$237,195

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

As measured using the consolidated statement of cash flows, the Company deployed $192 million of cash and cash equivalents during the nine month period ended September 30, 2015, compared to deploying $88.2 million of net cash for the nine months ended September 30, 2014. Operating activities generated $89.3 million of net cash year-to-date 2015, compared to $77.0 million for the same period in 2014. During the current year, cash was deployed primarily in the following ways:

Investing activities

•	$347 million of available-for-sale investment security purchases

•	$41.2 million net increase in loans

•	$20.5 million net increase in cash surrender value of bank owned life insurance

Financing activities

•	$327 million net reduction in FHLB advances and other borrowings

•	$76.5 million for the repurchase of common stock

•	$61.0 million net decrease in time deposits

•	$47.1 million in cash dividends paid to common stock shareholders

•	$33.7 million net decrease in customer repurchase agreements

During the nine months ended September 30, 2015, cash was generated primarily from the following additional sources:

Investing activities

•	$356 million of proceeds from maturities and repayments of investment securities

•	$13.1 million of proceeds from the sale of other securities

•	$9.6 million of proceeds from the sale of acquired credit impaired loans

Financing activities

•	$291 million net increase in transaction and savings deposit accounts

Other Commitments

The following table sets forth the notional amounts of other commitments as of September 30, 2015:

(dollars in thousands)	Total	One year or less	After one year to three years	After three years to five years	More than five years
Loan commitments	$1,946,206	$715,152	$207,732	$206,167	$817,155
Letters of credit	166,585	147,761	18,685	139	—
Total	$2,112,791	$862,913	$226,417	$206,306	$817,155

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

At September 30, 2015, National Penn and National Penn Bank’s capital ratios exceeded the criteria to be considered a “well-capitalized” institution under the final rules.  Management believes that, under current regulations, the Company and National Penn Bank will each continue to exceed the "Well Capitalized" capital requirements in the foreseeable future.

September 30, 2015					To be Well
					Capitalized Under
(dollars in thousands)			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital (to risk-weighted assets)
National Penn	$855,130	12.27%	$313,643	4.50%	n/a	n/a
National Penn Bank	850,235	12.23%	312,871	4.50%	$451,925	6.50%
Tier I capital (to risk-weighted assets)
National Penn	$925,046	13.27%	$418,191	6.00%	n/a	n/a
National Penn Bank	850,235	12.23%	417,162	6.00%	$556,215	8.00%
Total capital (to risk-weighted assets)
National Penn	$1,008,194	14.47%	$557,588	8.00%	n/a	n/a
National Penn Bank	933,384	13.42%	556,215	8.00%	$695,269	10.00%
Tier I capital (to average assets)
National Penn	$925,046	10.06%	$367,849	4.00%	n/a	n/a
National Penn Bank	850,235	9.26%	367,396	4.00%	$459,245	5.00%

December 31, 2014					To be Well
					Capitalized Under
(dollars in thousands)			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I capital (to risk-weighted assets)
National Penn	$963,629	13.91%	$277,169	4.00%	n/a	n/a
National Penn Bank	767,993	11.18%	274,774	4.00%	$412,161	6.00%
Total capital (to risk-weighted assets)
National Penn	$1,050,295	15.16%	$554,339	8.00%	n/a	n/a
National Penn Bank	853,919	12.43%	549,548	8.00%	$686,935	10.00%
Tier I capital (to average assets)
National Penn	$963,629	10.78%	$357,615	4.00%	n/a	n/a
National Penn Bank	767,993	8.61%	356,769	4.00%	$445,961	5.00%

On January 22, 2015, the Company announced that the Board of Directors approved a common share repurchase plan of $125 million. The authorization of this repurchase plan superseded all pre-existing share repurchase plans. During the first quarter of 2015, the Company repurchased 7.5 million shares of common stock totaling $76.5 million pursuant to this plan, inclusive of the repurchase of 7.3 million shares of common stock totaling $75.0 million from Warburg Pincus at $10.25 per share. Under the terms of the Merger Agreement with BB&T, National Penn has agreed not to purchase, without BB&T's prior written consent, any shares of its common stock.

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

The following table demonstrates the anticipated impact of an interest rate shift on the Company’s net interest income for the subsequent twelve months:

	Change in Net Interest Income
Change in Interest Rates	September 30,
(in basis points)	2015	2014
+300	3%	3%
+200	2%	2%
+100	1%	1%
-100	N/A*	N/A*

* Certain short-term interest rates are currently below 1%. Therefore, in a scenario where interest rates decline by 100 basis points, short-term interest rates decline to zero, resulting in a non-parallel downward shift. In this interest rate scenario, net interest income is estimated to decline for the subsequent twelve months by 2% based upon net interest income for the twelve months ended September 30, 2015 and 2014, respectively.

ALCO forecasts net interest income and evaluates net interest income sensitivity on a continual basis, based on a variety of factors and assumptions. ALCO believes an interest rate ramp over twelve months, as reflected for 2015 in the table above, is a more probable rate scenario than an instantaneous shock, which was utilized in the September 30, 2014 results disclosed above. As illustrated in the table above, the Company has positioned itself to have a modest asset sensitivity interest rate risk profile.

The results of the net interest income analysis fall within the compliance guidelines established by ALCO and the Board of Directors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information presented in the Liquidity and Interest Rate Risk Management sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report is incorporated herein by reference.

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

As of September 30, 2015, National Penn’s management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, evaluated National Penn’s disclosure controls and procedures.  Based on that evaluation, National Penn’s Chief Executive Officer and Chief Financial Officer concluded that National Penn’s disclosure controls and procedures were effective as of September 30, 2015.

There were no changes in National Penn’s internal control over financial reporting during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, National Penn’s internal control over financial reporting.

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

Item 1A.  Risk Factors

For a discussion of risk factors that could adversely affect our business, financial condition and/or results of operations, refer to Part I, "Item 1A. Risk Factors" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Except as set forth below with respect to risk factors related to the merger with BB&T Corporation, there have been no material changes in the risk factors set forth in the 2014 Annual Report on Form 10-K.

Risk Factors Related to the Merger

National Penn will be subject to business uncertainties while the merger is pending, which could adversely affect its business.
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on National Penn, and, consequently, the surviving corporation. These uncertainties may impair National Penn’s ability to attract, retain and motivate key personnel until the merger is consummated and for a period of time thereafter, and could cause customers and others that deal with National Penn to seek to change their existing business relationships with National Penn. Employee retention at National Penn may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their roles with the surviving corporation following the merger. In addition, the merger agreement restricts National Penn from making certain acquisitions and taking other specified actions without the consent of BB&T, and generally requires National Penn to continue its operations in the ordinary course, until the merger closes. These restrictions may prevent National Penn from pursuing attractive business opportunities that may arise prior to the completion of the merger.

The merger agreement may be terminated in accordance with its terms and the merger may not be completed.
The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: the approval of the merger proposal by National Penn shareholders, the receipt of all required regulatory approvals and expiration or termination of all statutory waiting periods in respect thereof, the accuracy of representations and warranties under the merger agreement (subject to the materiality standards set forth in the merger agreement), BB&T’s and National Penn’s performance of their respective obligations under the merger agreement in all material respects and each of BB&T’s and National Penn’s receipt of a tax opinion to the effect that the merger will be treated as a “reorganization” within the meaning of Section 368(a) of the Code. These conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may be delayed or may not be completed.

In addition, if the merger is not completed by August 17, 2016, either BB&T or National Penn may choose not to proceed with the merger, and the parties can mutually decide to terminate the merger agreement at any time, before or after shareholder approval. In addition, BB&T and National Penn may elect to terminate the merger agreement in certain other circumstances. If the merger agreement is terminated under certain circumstances, National Penn may be required to pay a termination fee of $64.5 million to BB&T.

Failure to complete the merger could negatively impact the stock price and the future business and financial results of National Penn.
If the merger is not completed for any reason, including as a result of National Penn shareholders declining to approve the merger agreement, the ongoing business of National Penn may be adversely affected and, without realizing any of the benefits of having completed the merger, National Penn would be subject to a number of risks, including the following:

•	National Penn may experience negative reactions from the financial markets, including negative impacts on its stock price;

•	National Penn may experience negative reactions from its customers, vendors and employees;

•	National Penn will have incurred substantial expenses and will be required to pay certain costs relating to the merger, whether or not the merger is completed;

•
the merger agreement places certain restrictions on the conduct of National Penn’s businesses prior to completion of the merger. Such restrictions, the waiver of which is subject to the consent of BB&T (not to be unreasonably withheld), may prevent National Penn from making certain acquisitions or taking certain other specified actions during the pendency of the merger; and

•
matters relating to the merger (including integration planning) will require substantial commitments of time and resources by National Penn management, which would otherwise have been devoted to other opportunities that may have been beneficial to National Penn as an independent company.

In addition to the above risks, if the merger agreement is terminated and National Penn’s board of directors seeks another merger or business combination, National Penn shareholders cannot be certain that National Penn will be able to find a party willing to offer equivalent or more attractive consideration than the consideration BB&T has agreed to provide in the merger. If the merger agreement is terminated under certain circumstances, National Penn may be required to pay a termination fee of $64.5 million to BB&T.

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

National Penn's businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the risk factors set forth above, as well as the following:

•
Risks, uncertainties and other factors relating to the merger of National Penn with and into BB&T, including the ability to obtain regulatory approvals and meet other closing conditions to the merger, including approval of the merger by National Penn shareholders and delay in closing the merger.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by National Penn of its common stock in each month of the quarter ended September 30, 2015.

(dollars in thousands, except share and per share data)
Period	Total No. of Shares Purchased (1)	Weighted-average Price Paid per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (2)
July 1, 2015 through July 31, 2015	—	$—	—	$48,484
August 1, 2015 through August 31, 2015	115	10.80	—	48,484
September 1, 2015 through September 30, 2015	—	—	—	48,484
Total	115		—

1.	Represents shares of National Penn common stock acquired by National Penn in connection with the satisfaction of tax withholding obligations on vested restricted stock.

2.
National Penn's current stock repurchase program was announced by the Company on January 22, 2015 and is authorized for the remainder of 2015. This repurchase program authorizes the repurchase of up to $125 million. Under the terms of the Merger Agreement with BB&T, National Penn has agreed not to purchase, without BB&T's prior written consent, any shares of its common stock.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

2.1
Agreement and Plan of Merger, dated as of August 17, 2015, by and between BB&T Corporation and National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 2.1 in National Penn’s Current Report on Form 8-K, filed August 20, 2015).

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

NATIONAL PENN BANCSHARES, INC.
(Registrant)

Date:	November 4, 2015	By:	/s/ Scott V. Fainor
			Name:	Scott V. Fainor
			Title:	President and Chief Executive Officer

Date:	November 4, 2015	By:	/s/ Michael J. Hughes
			Name:	Michael J. Hughes
			Title:	Senior Executive Vice President and
Chief Financial Officer