Form 10-K
period 2015-12-31
NATIONAL PENN BANCSHARES INC
filed 2016-02-29
CIK 700733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
or
[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.
Commission file number 000-22537-01

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
The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, based on the closing sale price as of June 30, 2015, was $1.5 billion.

As of February 22, 2016, the Registrant had 140,708,782 shares of Common Stock outstanding.

1

i

PART I

The information in this Form 10-K includes certain forward-looking statements, including statements relating to National Penn’s financial condition, results of operations, asset quality and trends in its business that involve risks and uncertainties.  National Penn’s actual results may differ materially from the results discussed in these forward-looking statements.  Factors that might cause such a difference include those discussed in Item 1  “Business,” Item 1A  “Risk Factors,” and Item 7  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as those discussed elsewhere in this Form 10-K.

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

We also conduct business through various other direct or indirect subsidiaries.  These other subsidiaries are engaged in activities related to the business of banking.  National Penn’s financial services divisions and affiliates consist of National Penn Investors Trust Company ("NPITC") division; Institutional Advisors LLC; and National Penn Insurance Services Group, Inc.

•
At December 31, 2015, National Penn operated 112 retail branch offices throughout thirteen counties in eastern Pennsylvania, four retail branch offices in Centre County, Pennsylvania, seven retail branch offices in New Jersey and, one retail branch office in Cecil County, Maryland.

•
At December 31, 2015, National Penn had total assets of $9.6 billion, total loans of $6.2 billion, total deposits of $6.7 billion, and total shareholders’ equity of $1.2 billion. Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8 “Financial Statements and Supplementary Data” of this Report.

Merger with BB&T Corporation

On August 17, 2015, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with BB&T Corporation ("BB&T"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, National Penn will merge with and into BB&T, with BB&T as the surviving corporation in the merger. On January 21, 2016, National Penn and BB&T announced that the merger is expected to close on or about April 1, 2016. Refer to Footnote 2 for additional information regarding the merger with BB&T.

Other Significant 2015 Transactions

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

During 2015, we served communities throughout a fourteen-county market area in Pennsylvania --Berks, Bucks, Carbon, Centre, Chester, Delaware, Lancaster, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Philadelphia and Schuylkill, three counties in New Jersey --Burlington, Mercer, and Ocean, as well as the Cecil County, Maryland area.

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

Operating Segments

At December 31, 2015, National Penn has one reportable segment, Community Banking, and certain other non-reportable segments, as described in Footnote 21 to the consolidated financial statements included in Item 8 of this Report.  Footnote 21 includes segment information on revenue, assets and income, and is incorporated by reference in this Item 1. Otherwise, the financial data and discussion in this report are presented on a consolidated basis.

Community Banking Segment

Commercial Banking Commercial banking is our primary business focus.  Commercial banking services are provided to small and medium sized businesses with annual gross revenues generally between $1 million and $100 million located primarily in our market areas.  The maximum lending commitment to a single borrower was approximately $59 million as of December 31, 2015, which is well below National Penn’s regulatory lending limit.  Our lending philosophy is to establish high-quality relationships with strict guidelines related to customer creditworthiness and collateral requirements.  We strive to maintain a well diversified loan portfolio by industry and borrower.  In addition, our lending process includes ongoing review, monitoring and management of the loan portfolio.

Many of our customers require us to have a high degree of understanding of their business in order for us to be able to customize solutions to their financial requirements.  We believe this distinguishes us from our competitors.  We offer a wide range of products including short-term loans for seasonal and working capital purposes, term loans secured by real estate and other assets, loans for construction and expansion needs, revolving credit facilities, and a full array of cash management services, including remote deposit capture, disbursement, collection, investment and electronic banking services.  Our customized product offerings are tailored to serve a wide range of customers from small business and middle market clients to municipalities and school districts with a focus on cost effective products designed to improve cash flow and utilization. We also engage in commercial real estate lending, including loans to developers of both residential and commercial projects.  Another important component of our commercial lending practice is our emphasis on small businesses and their unique needs. As of December 31, 2015, our commercial loan portfolio was $4.1 billion, which represents 67% of our total loans outstanding.

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

National Penn Investors Trust Company (“NPITC”), a division of National Penn Bank, offers investment management and fiduciary services for individuals, corporations, government entities and non-profit institutions throughout our market area. NPITC serves the asset management needs of clients and works in concert with Institutional Advisors LLC, an affiliated registered investment advisor (“RIA”), to deliver strong investment returns through customized and highly disciplined investment strategies. Together these business units manage $2.5 billion of assets.

Securities brokerage services are also provided by a third party vendor, under the name "National Penn Investment Services."

National Penn Insurance Services Group, Inc. ("NPISG") provides property and casualty insurance services for individuals and businesses and offers specialized employee benefits consulting services. NPISG currently serves approximately 10,600 customers.

For the year ended December 31, 2015, our efforts in the wealth and insurance businesses produced $39.2 million of fee income for the Company.

For those individuals requiring the highest levels of service and convenience when it comes to the management of their personal and business finances, National Penn Bank offers Private Banking.  These relationships are serviced on a one-on-one basis by individual private bankers. Private Banking advantages include: a dedicated banker to navigate the Company's offerings and meet the client’s financial needs, special deposit and lending services, a wide range of investment and insurance services, and a full range of consumer and business banking services. Private Banking customers are high net worth individuals with income of $250,000 or more and investible net worth of $500,000 or more.

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

Since 1998, National Penn has grown significantly.  Growth has been generated both internally and through acquisitions and mergers that have either “filled in” or extended our reach into new markets.  At December 31, 1998, National Penn had $1.8 billion in total assets, and National Penn Bank conducted operations through 56 retail branch offices.  At December 31, 2015, National Penn had approximately $9.6 billion in total assets, and National Penn Bank conducted operations through 124 retail branch offices.

In 2015, National Penn's net income was $111 million, inclusive of the $3.0 million ($2.1 million after-tax) merger costs related to the pending merger with BB&T, compared to net income of $98.7 million for 2014 which included $2.9 million ($2.1 million after-tax) of acquisition costs related to TF Financial. Excluding the 2015 and 2014 merger related costs, adjusted net income of $113 million, or $0.80 per diluted share, in 2015 compared to $101 million, or $0.71 per diluted share, in 2014. The Company's continued strong performance in 2015 was the result of its ability to maintain a strong credit quality profile while continuing to effectively manage its operating expenses, including maximizing the operating leverage provided by the acquisition of TF Financial. The Company's net interest margin continued to be impacted by the prolonged low interest rate environment as the 2015 net interest margin was 3.25% compared to 3.40% in 2014, however, 2015 net interest income increased to $270 million from $257 million in 2014 due to an increase in average earning assets, which was primarily as a result of the TF Financial acquisition.

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

Loan Portfolio

At December 31, 2015 and 2014, our loan portfolio was composed of the following balances:

	December 31, 2015		December 31, 2014
(dollars in thousands)		Percentage of		Percentage of
	Balance	Portfolio	Balance	Portfolio
Commercial and industrial	$2,695,147	43.4%	$2,599,867	42.3%

CRE - permanent	1,290,072	20.8%	1,229,318	20.0%
CRE - construction	148,533	2.4%	203,542	3.3%
Commercial real estate	1,438,605	23.2%	1,432,860	23.3%
Commercial	4,133,752	66.6%	4,032,727	65.6%

Residential mortgages	861,364	13.9%	908,357	14.8%
Home equity	907,214	14.6%	913,830	14.9%
All other consumer	292,869	4.7%	287,365	4.6%
Consumer	2,061,447	33.2%	2,109,552	34.3%

Loans	6,195,199	99.8%	6,142,279	99.9%

Loans held-for-sale	10,000	0.2%	4,178	0.1%

Total loans	$6,205,199	100.0%	$6,146,457	100.0%

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

Concentrations and Seasonality

None of our businesses or products are dependent on a single or limited number of customers, the loss of which would have a material adverse effect on our business.   Our commercial loan portfolio has a concentration in loans to commercial real estate investors and developers and a significant amount of loans are secured by real estate located in Pennsylvania.  Refer to “Significant Concentrations of Credit Risk” in Footnote 1 to the consolidated financial statements included in Item 8 of this Report.  While our businesses are not seasonal in nature, we experience some fluctuations in revenues and deposits.

Environmental Compliance

Our compliance with federal, state and local environmental protection laws had no material effect on capital expenditures, earnings or our competitive position in 2015, and is not expected to have a material effect on such expenditures, earnings or competitive position in 2016.

Employees

At December 31, 2015, National Penn and its subsidiaries had 1,606 full- and part-time employees.  Our full-time equivalent ("FTE") employee count at December 31, 2015 was 1,519 compared to 1,658 at December 31, 2014.

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

Capital Adequacy and BASEL III Capital Rules

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

The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit), under prior and new capital rules discussed below, is 8%.  The Federal Reserve has the power to require higher minimum capital ratios on a case-by-case basis depending on the particular circumstances of a bank holding company. At least half of total capital must be “Tier 1 capital.”  Tier 1 capital consists principally of common shareholders' equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangible assets.  The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance (“Tier 2 capital”). At December 31, 2015, National Penn's Tier 1 capital and total (Tier 1 and Tier 2 combined) capital ratios were 13.48% and 14.60%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum “leverage ratio”.  This required a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 3% at December 31, 2014 for those bank holding companies having the highest regulatory examination ratings and not contemplating or experiencing significant growth or expansion.   The new capital rules discussed below increased the minimum leverage ratio to 4%. The Federal Reserve historically expected all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum. At December 31, 2015, National Penn's leverage ratio was 10.19%.

The FDIA also requires an insured institution, including National Penn Bank, to take “prompt corrective action” in the event minimum capital requirements are not met.  Pursuant to the “prompt corrective action” provisions of the FDIA, the federal banking agencies have specified, by regulation, the levels at which an insured institution is considered “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, or “critically undercapitalized.”

Under these regulations, at December 31, 2014, an insured institution was considered “well capitalized” if it satisfied each of the following requirements:

•	It had a total risk-based capital ratio of 10% or more.

•	It had a Tier 1 risk-based capital ratio of 6% or more.

•	It had a leverage ratio of 5% or more.

•	It was not subject to any order or written directive to meet and maintain a specific capital level.

In July 2013, the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) published final rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. Basel III refers to various documents released by the Basel Committee on Banking Supervision. The new rules became effective for National Penn and National Penn Bank in January 2015, with some rules transitioned into full effectiveness over two to four years. The new capital rules, among other things, introduce a new capital measure called "common equity Tier 1", increase the leverage and Tier 1 capital ratios, change the risk-weightings of certain assets for purposes of risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios, and change what qualifies as capital for purposes of meeting the various capital requirements. The new capital rules most significantly impacted the treatment of the Company's deferred tax assets when calculating capital and the increased risk-weighting of certain nonperforming loans, as well as the new requirement to risk-weight loan commitments with a maturity of less than one year. The adoption of the new capital rules did not have a significant impact on the Company's capital ratios.

Under the new capital rules, the minimum capital ratios as of January 1, 2015 are as follows:

•4.5% common equity Tier 1 to risk-weighted assets;
•8.0% total capital to risk-weighted assets;
•6.0% Tier 1 capital to risk-weighted assets; and
•4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the "leverage ratio").

The new capital rules require National Penn and the Bank to meet a capital conservation buffer requirement. To meet the requirement when it is fully phased in, each organization must maintain an amount of common equity Tier 1 capital that exceeds the buffer level of 2.5% above each of the minimum risk-weighted asset ratios. The requirement will be phased in over a four year period, starting January 1, 2016.

With respect to National Penn Bank, effective January 1, 2015 the capital ratios required to qualify as well-capitalized under the prompt corrective action provisions are as follows:

•10% or greater total risk-based capital ratio;
•8.0% or greater Tier 1 risk-based capital ratio;
•6.5% or greater common equity Tier 1 risk-based capital ratio; and
•5% or greater leverage ratio.

At December 31, 2015, National Penn and National Penn Bank were "well-capitalized" under the applicable regulatory capital adequacy guidelines. See Footnote 16 "Regulatory Matters" to the consolidated financial statements in Item 8 within this Report.

FDIC Insurance Assessments

National Penn Bank is subject to deposit insurance assessments by the FDIC.  Beginning April 1, 2011, in accordance with the provisions of the Dodd-Frank Act, the FDIC changed its methodology for determining assessment rates. While, historically, assessments were generally based on domestic deposits coupled with the risk classification of a depository institution, the new rate schedule is based on average consolidated total assets minus average tangible equity (Tier 1) capital. Assessments for depository institutions with total assets of $10 billion or more are subject to a different methodology that reflects the institution's overall risk relative to other large institutions. The FDIC also may impose special assessments at any time it estimates that Deposit Insurance Fund reserves will fall to a level that would adversely affect public confidence. National Penn Bank was required to pay (subject to certain credits) regular FDIC insurance assessments in 2015, and expects to be required to pay regular insurance assessments to the FDIC in 2016.

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

Regulation of Other Subsidiaries

National Penn Bank's direct non-bank subsidiaries are subject to regulation by the OCC. In addition, Institutional Advisors, LLC, an investment advisory firm, is primarily subject to regulation by the SEC and various state securities regulators.  National Penn Bank's insurance agency subsidiary, National Penn Insurance Services Group, Inc., is primarily subject to regulation by the Pennsylvania Insurance Department.

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

Among the Dodd-Frank-based regulatory actions promulgated by the financial regulatory agencies that became effective during 2015 through January 2016, the following had significance to the business of National Penn:

•	The FDIC rescinded its regulations implementing the Temporary Liquidity Guarantee Program and the unlimited deposit insurance coverage for ‘‘noninterest-bearing transaction accounts.”

•
The Federal Reserve amended its Debit Card Interchange Fees and Routing regulations to explain its treatment of transactions-monitoring costs and to clarify its standards for assessing whether interchange transaction fees for electronic debit transactions are reasonable and proportional to the cost incurred by the issuer with respect to the transaction.

•
The CFPB amended its regulations under the Real Estate Settlement Procedures Act and the Truth in Lending Act to establish new combined disclosure requirements and forms for consumer credit transactions secured by real property.

Volcker Rule

As mandated by the Dodd-Frank Act, in December 2013, the OCC, Federal Reserve, FDIC, and SEC issued a final rule (the "Final Rules") implementing certain prohibitions and restrictions on the ability of a banking entity and non-bank financial company supervised by the Federal Reserve to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund (the so-called "Volcker Rule"). The Final Rules also require regulated entities to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include making regular reports about those activities to regulators. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including National Penn. The Final Rules began to take effect April 1, 2014 and became fully effective on July 21, 2015, except that, for investments in covered funds predating January 1, 2014, the effective date is extended until July 21, 2017.

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

GLBA also authorizes national banks to create “financial subsidiaries.”  This is in addition to the present authority of national banks to create “operating subsidiaries.”  A “financial subsidiary” is a direct subsidiary of a national bank that satisfies the same conditions as a FHC, plus certain other conditions, and is approved in advance by the OCC.  A “financial subsidiary” can engage in most, but not all, of the activities newly authorized for a FHC.  National Penn Bank has not created any “financial subsidiaries.” National Penn has, instead, utilized the authority of national banks to create “operating subsidiaries” to expand its business products and services.

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

USA PATRIOT Act

Combating money laundering and terrorist financing is a major focus of governmental policy covering financial institutions.  The USA PATRIOT Act of 2001 (the “Patriot Act”), which amended the Bank Secrecy Act, gave the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers and increased information-sharing.  It also substantially broadened the scope of federal anti-money laundering laws and regulations by imposing significant new compliance and due diligence policies, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.  The United States Treasury Department has issued a number of regulations to implement various provisions of the Patriot Act.  These regulations impose obligations on National Penn and National Penn Bank to maintain appropriate policies, procedures and controls to detect, prevent and report potential money laundering and terrorist financing activities and to verify the identity of its customers.   Failure to maintain and implement adequate programs to combat money laundering and terrorist financing or to comply with all of the relevant laws and regulations could have an adverse impact on the business of National Penn and National Penn Bank.

Interest on Reserves

Federal Reserve regulations direct that interest be paid on the required and excess reserve balances held by depository institutions at Federal Reserve Banks.

Item 1A.  RISK FACTORS

Risk Factors Related to the Merger
National Penn will be subject to business uncertainties while the merger is pending, which could adversely affect its business.
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on National Penn, and, consequently, the surviving corporation. These uncertainties could cause customers and others that deal with National Penn to seek to change their existing business relationships with National Penn. In addition, the uncertainties may impair National Penn’s ability to attract, retain and motivate key personnel until the merger is consummated and for a period of time thereafter, as employees may experience uncertainty about their roles with the surviving corporation following the merger. Also, the merger agreement restricts National Penn from making certain acquisitions and taking other specified actions without the consent of BB&T, and generally requires National Penn to continue its operations in the ordinary course, until the merger closes. These restrictions may prevent National Penn from pursuing attractive business opportunities that may arise prior to the completion of the merger.
The merger agreement may be terminated in accordance with its terms and the merger may not be completed.
The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: the approval of the merger proposal by National Penn shareholders, the receipt of all required regulatory approvals and expiration or termination of all statutory waiting periods in respect thereof, the accuracy of representations and warranties under the merger agreement (subject to the materiality standards set forth in the merger agreement), BB&T’s and National Penn’s performance of their respective obligations under the merger agreement in all material respects and each of BB&T’s and National Penn’s receipt of a tax opinion to the effect that the merger will be treated as a “reorganization” within the meaning of Section 368(a) of the Code. While shareholder and regulatory approvals have been obtained, the remaining conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may be delayed or may not be completed.
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
If the merger is not completed for any reason, the ongoing business of National Penn may be adversely affected and, without realizing any of the benefits of having completed the merger, National Penn would be subject to a number of risks, including the following:

•	National Penn may experience negative reactions from the financial markets, including negative impacts on its stock price;

•	National Penn may experience negative reactions from its customers, vendors and employees;

•	National Penn will have incurred substantial expenses and will be required to pay certain costs relating to the merger, whether or not the merger is completed;

•
National Penn will have been bound by certain restrictions on the conduct of its businesses prior to completion of the merger. Such restrictions, the waiver of which is subject to the consent of BB&T (not to be unreasonably withheld), may prevent National Penn from making certain acquisitions or taking certain other specified actions during the pendency of the merger; and

•
National Penn’s management team will have devoted substantial commitments of time and resources to matters relating to the merger (including integration planning), and would otherwise have devoted their time and resources to other opportunities that may have been beneficial to National Penn as an independent company.

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

Risk Factors Related to the Operation of National Penn

Difficult conditions in the capital markets and the economy generally may materially adversely affect our business and results of operations, and these conditions may not significantly improve in the near future.

Our business and results of operations are materially affected by conditions in the capital markets and the economy generally. Concerns over the slow economic recovery, the level of national debt, unemployment, the availability and cost of credit, the housing market, inflation levels, the U.S. debt ceiling, the European sovereign debt crisis, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to dispose of. Domestic and international equity markets have also experienced periods of heightened volatility and turmoil, with issuers (such as National Penn) that have exposure to the real estate, mortgage, automobile and credit markets particularly affected. These events and other market disturbances may have an adverse effect on us, in part because a portion of our assets are investment securities and also because we are dependent upon customer behavior. Our revenues, including net interest income, and our net interest margin are susceptible to decline in such circumstances, and our profit margins could erode. In addition, in the event of extreme and prolonged market events, such as the global financial crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.
Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the profitability of our business. In an economic climate characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial products could be adversely affected. Concerns with respect to the U.S. government’s level of debt and possible resulting fiscal actions and other budgetary and spending matters could contribute to the risk of slower economic growth. The nature and ultimate resolution of these issues, or a failure to achieve a timely and effective resolution, may adversely affect the U.S. economy through possible consequences including further downgrades in the ratings for U.S. Treasury securities, government shutdowns, or substantial spending cuts resulting from sequestration. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition.

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
On July 2, 2013, the Federal Reserve Board unanimously approved its final rule implementing Basel III. The rule was subsequently approved as a final rule by the Office of the Comptroller of the Currency on July 9, 2013 and requires banking organizations, such as National Penn, to calculate their risk-weighted assets under the final rule's standardized approach. The rule was effective January 2015, with some additional transition periods, and requires compliance with the revised definitions of regulatory capital, revised minimum capital ratios, and revised regulatory capital adjustments and deductions, among other issues. National Penn is also subject to changes in accounting rules and interpretations.
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

As of December 31, 2015, $4.1 billion, or 66.6%, of National Penn’s loan portfolio consisted of commercial real estate loans and commercial and industrial loans. Subject to market conditions, we intend to continue to increase our origination of these loans. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers both at origination and at maturity. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower's ability to make repayments from the cash flow of the borrower's business and are secured by non-real estate collateral that may depreciate over time. In addition, some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss.

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

National Penn maintains an investment portfolio that includes, but is not limited to, municipal bonds, bank equity securities, and individual trust preferred securities. The market value of investments may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in business climate, volatility in the markets, and lack of liquidity for resales of certain investment securities. We periodically, but not less than quarterly, evaluate investments and other assets for impairment indicators. We may be required to record additional impairment charges if investments suffer a decline in value that is considered other-than-temporary. If we determine that a significant impairment has occurred, we charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on results of operations in the period in which the write-off occurs.

Our investment portfolio includes approximately $39.9 million in capital stock of the Federal Home Loan Bank (“FHLB”) of Pittsburgh as of December 31, 2015. This stock ownership is required for National Penn to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB advance program. If the FHLB experiences a capital shortfall, it could suspend its quarterly cash dividend, and possibly require its members, including National Penn, to make additional capital investments in the FHLB. If the FHLB was to cease operations, or if National Penn was required to write-off its investment in the FHLB, National Penn's business, financial condition, liquidity, capital and results of operations may be materially and adversely affected.

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

Although the acquisition of other financial services companies or assets is not anticipated during the pendency of the merger with BB&T, such acquisitions present risks to National Penn in addition to those presented by the nature of the business acquired. In general, acquisitions may be substantially more expensive to investigate or to complete than expected (including unanticipated costs incurred in connection with the integration of the acquired company, as a result of delays in receipt of regulatory approvals or regulatory approval conditions which may impose additional costs on National Penn or limit National Penn’s revenues). In addition, the anticipated benefits (including anticipated cost savings and strategic gains) may be significantly more difficult or take longer to achieve than expected. In some cases, acquisitions involve our entry into new businesses or new geographic markets, and these situations also present risks in instances where we may be inexperienced in these new areas. As a regulated financial institution, our ability to pursue or complete attractive acquisition opportunities could be negatively impacted by regulatory delays or other regulatory issues. The processes of integrating acquired businesses also pose many additional possible risks which could result in increased costs, liability or other adverse consequences. Finally, if an acquisition is not completed, National Penn may experience negative reactions from the financial markets and from its customers and employees.

Additional growth will subject National Penn Bank to additional regulation and increased supervision.
The Dodd-Frank Act imposes additional regulatory requirements on institutions with $10 billion or more in assets.  National Penn Bank had $9.6 billion in assets as of December 31, 2015. Although additional growth that results in National Penn Bank having assets of $10 billion or more is not anticipated during the pendency of the merger with BB&T, such growth would subject National Penn Bank to the following:

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

At December 31, 2015, National Penn had approximately $303 million recorded as goodwill.  National Penn evaluates its goodwill for impairment at least annually during the second quarter of its fiscal year.  Significant negative industry or economic trends, including a low market price of National Penn's common stock, or reduced estimates of future cash flows or disruptions to National Penn's business could result in impairments to goodwill. National Penn's valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. National Penn operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If National Penn's analysis results in additional impairment to its goodwill, National Penn would be required to record an impairment charge to earnings in its financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on National Penn's results of operations and stock price.

National Penn may be required to pay higher FDIC premiums or special assessments that could adversely affect our earnings.

The Dodd-Frank Act, adopted in July 21, 2010, required the FDIC to increase reserves against future losses, which requires increased assessments that are to be borne primarily by institutions with assets of greater than $10 billion. In addition, the FDIC may issue a special assessment across all FDIC insured institutions. Any future increases in assessments or higher periodic fees could adversely affect National Penn's earnings.

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
National Penn Bank and National Penn's non-banking subsidiaries and divisions also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies and governmental organizations which may offer more favorable terms. Some of National Penn's non-bank competitors are subject to less extensive regulations than those governing National Penn's banking operations. Additionally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. As a result, such non-bank competitors may have advantages over National Penn Bank and its non-banking subsidiaries in providing financial products and services. This competition may reduce or limit National Penn's margins on banking and non-banking services, reduce its market share and adversely affect its earnings and financial condition.

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
Although many capital management initiatives are designed to accrete earnings per share, these initiatives may dilute tangible book value. Under certain circumstances, the repurchase of common stock can be accretive to earnings per share while also dilutive to tangible book value. Likewise, under certain circumstances in an acquisition or merger, including the use of cash as a component of the consideration can have a dilutive effect on tangible book value. Neither stock repurchases nor the acquisition of other companies is anticipated during the pendency of the merger with BB&T.

There may be other dilution of National Penn's shareholders, which may adversely affect the market price of National Penn's common stock.

Except as limited under the merger agreement with BB&T, National Penn is not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. National Penn is currently authorized to issue up to 250 million common shares, of which approximately 140 million shares were outstanding as of December 31, 2015, and up to one million shares of preferred stock, none of which are outstanding. In addition, National Penn's Board of Directors has made shares available for compensation purposes, including under its Employee Stock Purchase Plan, as well as for purchase under National Penn's Dividend Reinvestment and Stock Purchase Plan. The Employee Stock Purchase Plan allows employee shareholders to purchase shares of National Penn common shares at a 10% discount from market value. In addition, shares are issuable upon the vesting of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock that may be, issued under National Penn's equity compensation plans. Should National Penn experience strong participation in the Employee Stock Purchase Plan or the Dividend Reinvestment and Stock Purchase Plan, the issuance of the required shares of common stock may significantly dilute the ownership of National Penn's shareholders. Except as limited under the merger agreement with BB&T, National Penn's board of directors has authority, without action or vote of the shareholders, to issue all or part of its authorized but unissued shares. Authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

National Penn relies on dividends it receives from its subsidiaries, may reduce or eliminate cash dividends on its common stock, and is subject to restrictions on its ability to declare or pay cash dividends and repurchase shares of common stock.

As a bank holding company, National Penn's ability to pay dividends depends primarily on its receipt of dividends from its direct and indirect subsidiaries. Its bank subsidiary, National Penn Bank, is National Penn's primary source of dividends. In addition to limits imposed by the merger agreement, dividend payments from National Penn Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by bank regulatory agencies. The ability of National Penn Bank to pay dividends is also subject to profitability, financial condition, regulatory capital requirements, capital expenditures and other cash flow requirements. As of December 31, 2015, National Penn Bank had the ability to pay dividends to National Penn without prior regulatory approval. However, there is no assurance that National Penn Bank, and/or National Penn's other subsidiaries, will be able to pay dividends in the future.

In October 2015, the Board of Directors approved a fourth quarter 2015 cash dividend of $0.11 per share, and in January 2016, the Board of Directors approved a first quarter 2016 cash dividend of $0.11 per share. There can be no assurance that National Penn will pay dividends to its shareholders in the future, or if dividends are paid, that National Penn will maintain or increase the level of its dividends. National Penn's ability to pay dividends to its shareholders is subject to limitations and guidance issued by the Board of Governors of the Federal Reserve System, or the Federal Reserve. For example, under Federal Reserve guidance, bank holding companies generally are advised to consult in advance with the Federal Reserve before declaring dividends, and to strongly consider reducing, deferring or eliminating dividends, in certain situations, such as when declaring or paying a dividend that would exceed earnings for the fiscal quarter for which the dividend is being paid, or when declaring or paying a dividend that could result in a material adverse change to the organization's capital structure. National Penn's failure to pay dividends on its common stock could have a material adverse effect on its business, operations, financial condition, access to funding and the market price of its common stock.

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

National Penn's businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the risk factors set forth above, as well as the following:

•	Risks, uncertainties and other factors relating to the merger of National Penn with and into BB&T, including the ability to meet closing conditions to the merger and delay in closing the merger.

•	National Penn's branding and marketing initiatives may not be effective in building name recognition and customer awareness of National Penn's products and services.

•	National Penn may be unable to differentiate itself from its competitors by a higher level of customer service, as intended by its business strategy and other marketing initiatives.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

National Penn Bancshares, Inc. does not own or lease any property. Currently, National Penn Bank owns 88 properties and leases 71 other properties. National Penn’s other direct and indirect subsidiaries lease 3 properties. The properties owned are not subject to any major liens, encumbrances, or collateral assignments.

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

National Penn Bank, including all divisions, currently operates 116 retail branch offices located in the following Pennsylvania counties:  Berks, Bucks, Carbon, Centre, Chester, Delaware, Lancaster, Lehigh, Luzerne, Monroe, Montgomery, Northampton, Philadelphia and Schuylkill. National Penn Bank also currently operates 7 retail branch offices located in the following New Jersey counties: Burlington, Mercer, and Ocean, as well as 1 located in Cecil County, Maryland. Of the retail branch offices, 66 are owned and 58 are leased. In addition, National Penn Bank presently owns 134 automated teller machines located throughout these 18 counties, which are primarily located at retail branch office locations.

Item 3.  LEGAL PROCEEDINGS

Various actions and proceedings are currently pending to which National Penn or one or more of its subsidiaries is a party.  These actions and proceedings arise out of routine operations and, in management’s opinion, are not expected to have a material impact on the Company’s financial position or results of operations.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The principal executive officers of National Penn, as of February 29, 2016, are as follows:

Name	Age	Principal Business Occupation During the Past Five Years
Scott V. Fainor	54	President and Chief Executive Officer of National Penn Bancshares, Inc. and National Penn Bank since January 27, 2010.
Michael J. Hughes	59	Senior Executive Vice President and Chief Financial Officer effective January 1, 2013. Group Executive Vice President and Chief Financial Officer from August 2009 to December 2012.
Sandra L. Bodnyk	64	Senior Executive Vice President and Chief Risk Officer effective January 1, 2013. Group Executive Vice President & Chief Risk Officer from March 2009 to December 2012.
David B. Kennedy	54	Senior Executive Vice President and Chief Banking Officer effective January 1, 2013. Group Executive Vice President and head of General Banking from January 2010 to December 2012.
Sean P. Kehoe	46	Executive Vice President, Chief Legal Officer and Corporate Secretary since April 2014. Partner, Kilpatrick Townsend & Stockton LLP, Financial Institutions Team from May 2008 to April 2014.
Stephen C. Lyons	42	Senior Vice President and Chief Accounting Officer since October 11, 2013. Senior Vice President and Manager-Accounting Policy from January 2013 to October 2013. Vice President since January 2011.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

National Penn’s common stock currently trades on the NASDAQ Global Select Market tier of The NASDAQ Stock Market under the symbol: “NPBC”.  As of December 31, 2015, National Penn had 6,854 shareholders of record.

The following table reflects the high and low sale prices reported for National Penn’s common stock, and the cash dividends declared on National Penn’s common stock.

Market Value of Common Stock

	2015		2014
	High	Low	High	Low
1st Quarter	$10.95	$9.66	$11.45	$9.94
2nd Quarter	11.66	10.24	10.96	9.50
3rd Quarter	12.80	10.60	10.93	9.71
4th Quarter	12.70	11.42	10.68	9.17

Cash Dividends Declared on Common Stock

	2015	2014
1st Quarter	$0.11	$0.10
2nd Quarter	0.11	0.10
3rd Quarter	0.11	0.10
4th Quarter	0.11	0.11

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

Private Placement

On October 20, 2010, the Company raised $63.3 million in capital as part of a $150 million common equity investment from Warburg Pincus, LLC, a private equity firm, through the issuance of 10,462,810 common shares. The remainder of the investment was completed on January 7, 2011, whereby, Warburg Pincus invested $86.7 million in NPBC common stock, with the purchase of 14,330,579 newly issued common shares. This transaction completed Warburg Pincus’ investment in the Company, and as a result Warburg Pincus owned 16.4% of the Company’s common stock. During the third quarter of 2011, Warburg Pincus purchased 1,088,783 shares on the open market, increasing their ownership to 17.1% of the Company’s common stock. As a result of the Company's common stock repurchases in 2012, the ownership interest of Warburg Pincus increased to 17.8% of the Company's outstanding common stock as of December 31, 2012.

On January 30, 2014 and February 6, 2015, the Company repurchased 7 million shares and 7.3 million shares, respectively, of its common stock from Warburg Pincus.

On March 16, 2015, the Company announced that funds affiliated with Warburg Pincus agreed to sell 11,565,072 shares of National Penn’s common stock, which comprised approximately 8.3% of outstanding shares. The transaction closed on March 20, 2015. Immediately following the completion of the offering, Warburg Pincus no longer owned any shares of National Penn’s common stock. National Penn did not buy or sell any shares as a result of this transaction and Warburg Pincus received all of the proceeds from the offering.

Stock Repurchases

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

The table below presents share repurchase activity for the three months ended December 31, 2015.

Period	Total No. of Shares Purchased (1)	Weighted-Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2015 through October 31, 2015	240	$10.80	—	$48,484
November 1, 2015 through November 30, 2015	—	—	—	48,484
December 1, 2015 through December 31, 2015	70,303	10.04	—	—
Total	70,543	$10.04	—

1.	Represents shares of National Penn common stock acquired by National Penn in connection with the satisfaction of tax withholding obligations on vested restricted stock.

2.
National Penn's current stock repurchase program was announced by the Company on January 22, 2015 and was authorized for the remainder of 2015. This repurchase program authorized the repurchase of up to $125 million.

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

PERFORMANCE GRAPH

The following graph compares the performance of National Penn's common shares to the Nasdaq Stock Market Total Return Index, the Nasdaq Bank Stock Index and the SNL Bank and Thrift Index during the last five years.  The graph shows the value of $100 invested in National Penn common stock and the indices on December 31, 2010, and the change in the value of National Penn's common shares compared to the indices as of the end of each year.  The graph assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

NATIONAL PENN BANCSHARES, INC.

	Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
National Penn Bancshares, Inc.	$100.00	$106.30	$122.85	$153.80	$148.73	$181.50
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
NASDAQ Bank	100.00	89.50	106.23	150.55	157.95	171.92
SNL Bank and Thrift	100.00	77.76	104.42	142.97	159.60	162.83

Source: SNL Financial LC, Charlottesville, VA
© 2016

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

Five Year Statistical Summary

(dollars in thousands, except per share data)	As of and for the
	Year Ended December 31,
BALANCE SHEET	2015	2014	2013	2012	2011
Total assets	$9,598,902	$9,750,865	$8,591,848	$8,529,522	$8,486,281
Total investment securities and other securities	2,503,081	2,519,215	2,396,298	2,334,739	2,314,111
Total loans, net	6,126,154	6,055,782	5,241,852	5,129,927	5,061,461
Deposits	6,704,936	6,729,745	6,072,578	5,935,565	5,874,819
Borrowings	1,629,689	1,720,404	1,282,289	1,344,324	1,370,399
Total shareholders’ equity	1,161,557	1,188,639	1,131,866	1,161,292	1,180,687
Tangible common equity (b)	852,516	877,638	866,733	892,399	906,638
Percent shareholders’ equity to total assets	12.10%	12.19%	13.17%	13.61%	13.91%
Percent tangible common equity to tangible assets (b)	9.18%	9.30%	10.41%	10.80%	11.04%

Assets under management	$2,532,685	$2,501,015	$2,504,717	$2,256,319	$2,141,737

EARNINGS
Total interest income	$304,468	$288,019	$288,279	$316,828	$346,834
Total interest expense	34,468	30,905	36,217	62,822	86,931
Net interest income	270,000	257,114	252,062	254,006	259,903
Provision for loan losses	500	5,751	5,250	8,000	15,000
Net interest income after provision for loan losses	269,500	251,363	246,812	246,006	244,903
Net gains (losses) from fair value changes on subordinated debentures	—	—	2,111	683	(2,530)
Net gains (losses) on sales of investment securities	—	21	54	(119)	2,719
Net impairment losses on investment securities	—	—	—	(154)	—
Loss on sale of building	—	—	—	—	1,000
Other non-interest income	95,170	92,154	95,902	95,558	94,654
Merger related expenses	2,961	2,878	—	—	—
Loss on debt extinguishment	—	—	64,888	—	2,633
Corporate reorganization expense	—	—	6,000	—	2,200
Other non-interest expense	212,139	208,445	211,023	210,310	221,197
Income before income taxes	149,570	132,215	62,968	131,664	112,716
Income tax expense	38,879	33,509	9,581	32,754	25,172
Net income	110,691	98,706	53,387	98,910	87,544
Preferred dividends and accretion of preferred discount	—	—	—	—	(1,691)
Accelerated accretion from redemption of preferred stock	—	—	—	—	(1,452)
Net income available to common shareholders	$110,691	$98,706	$53,387	$98,910	$84,401

Cash dividends - common stock (a)	$62,488	$57,962	$43,697	$61,401	$13,651
Cash dividends - preferred stock	—	—	—	—	1,583
Dividend payout ratio - common (a)	56.45%	58.72%	81.85%	62.08%	16.17%
Return on average assets	1.16%	1.13%	0.64%	1.17%	1.02%
Return on average total shareholders' equity	9.68%	8.86%	4.72%	8.25%	7.58%
Return on average common shareholder's equity	9.68%	8.86%	4.72%	8.25%	7.50%
Return on average tangible common equity (b)	13.28%	11.72%	6.18%	10.66%	9.95%

PER SHARE DATA
Basic earnings available to common shareholders	$0.79	$0.70	$0.37	$0.66	$0.56
Diluted earnings available to common shareholders	0.78	0.70	0.37	0.66	0.56
Dividends paid in cash (a)	0.44	0.41	0.30	0.41	0.09
Book value	8.28	8.08	7.76	8.00	7.77
Tangible book value (b)	6.08	5.96	5.94	6.15	5.97

Weighted average shares basic	140,889,264	141,281,690	145,602,670	150,566,098	151,386,614
Weighted average shares diluted	141,549,226	141,823,607	146,044,058	150,859,995	151,653,646

Staff – Full-time equivalents	1,519	1,658	1,631	1,648	1,688

(a) In lieu of a 1st quarter 2013 cash dividend, the Company paid an additional dividend of $0.10 per share in the 4th quarter of 2012.
(b) Non-GAAP measures are discussed in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding and evaluating the major changes in the earnings performance of the Company for the years ended December 31, 2015, 2014, and 2013 and financial condition of the Company as of December 31, 2015 and 2014 with a primary focus on an analysis of operating results.

Current performance does not guarantee and may not be indicative of similar performance in the future.  The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements as of and for the years ended December 31, 2015, 2014, and 2013 included in this Report in Item 8.

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

Allowance for Loan Losses

The methodology for determining the allowance for loan losses (“the allowance”) is considered by management to be a critical accounting policy due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the allowance.  The allowance is established through a provision for loan losses (“provision”) charged as an expense in the consolidated statement of income. The Company continually reassesses the allowance and charges off uncollectible loans against the allowance when circumstances do not warrant continuance of the loan, or a portion there of, as a realizable asset. Recoveries of assets previously written off, if any, are credited to the allowance when they are received. The allowance is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb probable loan losses which have been incurred in the period end loan balances. Management’s determination of the adequacy of the allowance is based on its evaluation of the loan portfolio and other relevant factors.  This evaluation is inherently subjective as it requires material estimates, including, among others, expected defaults, estimated loss in event of default, and the amount and timing of expected future cash flows or collateral liquidation values on impaired loans. The process also considers historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio.  All of these factors may be susceptible to significant change.

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

2015 OVERVIEW

(dollars in thousands, except per share data)	Year Ended December 31,
	2015	2014
EARNINGS
Total interest income	$304,468	$288,019
Total interest expense	34,468	30,905
Net interest income	270,000	257,114
Provision for loan losses	500	5,751
Net interest income after provision for loan losses	269,500	251,363
Net gains on investment securities	—	21
Other non-interest income	95,170	92,154
Merger related expenses	2,961	2,878
Other non-interest expense	212,139	208,445
Income before income taxes	149,570	132,215
Income tax expense	38,879	33,509
Net income	$110,691	$98,706

Basic earnings per share	$0.79	$0.70
Diluted earnings per share	0.78	0.70
Adjusted diluted earnings (c)	0.80	0.71
Dividends per share	0.44	0.41

Net interest margin	3.25%	3.40%
Efficiency ratio (c)	55.79%	57.06%
Return on average assets	1.16%	1.13%
Adjusted return on average assets (c)	1.18%	1.16%

Asset Quality Metrics
Allowance for loan losses/total originated loans	1.38%	1.63%
Allowance for loan losses/total loans	1.27%	1.48%
Non-performing loans/total loans	0.68%	0.96%
Delinquent loans/total loans	0.33%	0.36%
Allowance for loan losses/non-performing loans	188.5%	153.4%
Net loan charge-offs to average loans (annualized)	0.20%	0.21%

(c) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 7.

•
Net income totaled $111 million and $98.7 million for the years ended December 31, 2015 and December 31, 2014, respectively. Adjusted net income was $113 million, or $0.80 per diluted share, for 2015 compared to adjusted net income of $101 million, or $0.71 per diluted share, for 2014. The increase in net income is a result of the full year impact of the TF Financial acquisition, and the continued improvement in asset quality and focus on controlling operating expenses.

•
Net interest income was $270 million for the year ended December 31, 2015 compared to $257 million for the comparable period in 2014, benefiting from an increase in average earning assets, primarily as a result of the TF Financial acquisition, and effectively managed cost of deposits at record low levels. Net interest margin was 3.25% for 2015 compared to 3.40% for 2014, as 2015 reflects the continued period of prolonged low interest rates and the full year impact of the $125 million senior notes issued in September 2014.

•
Asset quality continued to improve in 2015 from an already strong base in 2014, as total classified loans at December 31, 2015 decreased by 27.5% from December 31, 2014, and non-performing loans decreased 29.0% to $41.9 million at December 31, 2015 compared to $59.1 million at December 31, 2014 . Net charge-offs totaled $12.1 million, or 0.20% of average total loans, for the year ended December 31, 2015 compared to $11.4 million, or 0.21% of average total loans for 2014. The sustained improvement in asset quality trends combined with the refinement of the Company's process for estimating the allowance for loan losses led to a decrease in the provision for loan losses for 2015 to $0.5 million.

•
Other non-interest income of $95.2 million for the year ended December 31, 2015 increased by $3.0 million from the comparable period in 2014 primarily as a result of increases in bank owned life insurance income and mortgage banking income.

•
Other non-interest expense of $212 million for the year ended December 31, 2015, reflects an increase of $3.7 million, or 1.8%, from the comparable period in 2014. The increase is inclusive of the expense base added via the TF Financial acquisition but which was offset by various strategic initiatives implemented throughout 2015 to manage operating expenses. Despite the modest increase in expenses, the 2015 efficiency ratio improved to 55.79% compared to 57.06% for 2014.

Non-GAAP Reconciliations

Adjusted Net Income and Return on Average Assets (c)

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

(dollars in thousands, except per share data)	Year Ended December 31,
	2015	2014	2013
Adjusted net income reconciliation
Net income	$110,691	$98,706	$53,387
After tax merger related expenses	2,079	2,054	—
After tax unrealized fair value gain on subordinated debentures	—	—	(1,372)
After tax loss on debt extinguishment	—	—	42,177
After tax corporate reorganization expense	—	—	3,900
Adjusted net income	$112,770	$100,760	$98,092

Adjusted diluted earnings per share reconciliation
Diluted earnings per share	$0.78	$0.70	$0.37
After tax merger related expenses	0.02	0.01	—
After tax unrealized fair value gain on subordinated debentures	—	—	(0.01)
After tax loss on debt extinguishment	—	—	0.29
After tax corporate reorganization expense	—	—	0.03
Adjusted diluted earnings per share	$0.80	$0.71	$0.67	(d)

Average assets	$9,552,884	$8,709,629	$8,330,441
Adjusted return on average assets	1.18%	1.16%	1.18%

(c) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 7.
(d) Difference in summation of adjusted diluted earnings per share due to rounding.

Adjustments to 2015 net income included the following:

•Non-interest expense included expenses related to the pending merger with BB&T of $3.0 million, or $2.1 million after tax ($0.02 per diluted share).

Adjustments to 2014 net income included the following:

•Non-interest expense included expenses related to the acquisition of TF Financial of $2.9 million, or $2.1 million after tax ($0.01 per diluted share).

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

Efficiency Ratio (c)

(dollars in thousands)	Year Ended December 31,
	2015	2014	2013
Non-interest expense	$215,100	$211,323	$281,911
Less:
Merger related expenses	2,961	2,878	—
Loss on debt extinguishment	—	—	64,888
Corporate reorganization expense	—	—	6,000
Operating expenses	$212,139	$208,445	$211,023

Net interest income (taxable equivalent)	$285,064	$273,150	$269,219

Non-interest income	95,170	92,175	98,067
Less:
Net gains from fair value changes of subordinated debentures	—	—	2,111
Net gains on investment securities	—	21	54
Adjusted revenue	$380,234	$365,304	$365,121

Efficiency ratio	55.79%	57.06%	57.80%

(c) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 7.

Tangible Common Equity/Tangible Assets (c)

(dollars in thousands, except per share data)	As of December 31,
	2015	2014	2013
Total shareholders' equity	$1,161,557	$1,188,639	$1,131,866
Goodwill and intangibles	(309,041)	(311,001)	(265,133)
Tangible common equity	$852,516	$877,638	$866,733

Shares outstanding	140,308,640	147,136,084	145,798,751
Tangible book value per share	$6.08	$5.96	$5.94

Total assets	$9,598,902	$9,750,865	$8,591,848
Goodwill and intangibles	(309,041)	(311,001)	(265,133)
Tangible assets	$9,289,861	$9,439,864	$8,326,715

Tangible common equity/tangible assets	9.18%	9.30%	10.41%

(c) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 7.

Return on Average Tangible Common Equity (c)

(dollars in thousands)	Year Ended December 31,
	2015	2014	2013
Average shareholders' equity	$1,143,792	$1,113,535	$1,130,290
Average goodwill and intangibles	(310,176)	(271,684)	(266,851)
Average tangible common equity	$833,616	$841,851	$863,439

Net income	$110,691	$98,706	$53,387
Return on average tangible common equity	13.28%	11.72%	6.18%

(c) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 7.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary Balance Sheet

(dollars in thousands)	As of December 31,
	2015	2014
Total cash and cash equivalents	$204,096	$413,839
Investment securities and other securities	2,503,081	2,519,215
Total loans	6,205,199	6,146,457
Total assets	9,598,902	9,750,865
Deposits	6,704,936	6,729,745
Borrowings	1,629,689	1,720,404
Shareholders' equity	1,161,557	1,188,639

Loans and Allowance for Loan Losses

Economic conditions impact the Company’s customers. Although the economy and credit environment are inherently uncertain, the Company’s loan portfolio has demonstrated continued asset quality improvement. The Company remains focused on attracting and retaining high-quality commercial and retail customers to support quality loan growth.

Federal Reserve economic data regarding the Third District, which consists of eastern Pennsylvania, southern New Jersey and Delaware, suggests the following trends, which may or may not apply to the Company:

•	Aggregate business activity continued to grow at a modest pace.

•	Loan volumes continued to grow at a moderate pace, and credit quality continued to improve.

•	Firms tended to report less ambitious growth expectations than in prior periods, generally stating that the current modest trends would continue.

The Company’s loans are diversified by borrower, industry group, and geographical area in the Company’s markets. The following table summarizes the composition of the Company’s loan portfolio at December 31, 2015 and 2014:

(dollars in thousands)	December 31,
	2015	2014	Increase/(Decrease)
Commercial and industrial	$2,695,147	$2,599,867	$95,280	3.7%

CRE - permanent	1,290,072	1,229,318	60,754	4.9%
CRE - construction	148,533	203,542	(55,009)	(27.0)%
Commercial real estate	1,438,605	1,432,860	5,745	0.4%
Commercial	4,133,752	4,032,727	101,025	2.5%

Residential mortgages	861,364	908,357	(46,993)	(5.2)%
Home equity	907,214	913,830	(6,616)	(0.7)%
All other consumer	292,869	287,365	5,504	1.9%
Consumer	2,061,447	2,109,552	(48,105)	(2.3)%

Loans	6,195,199	6,142,279	52,920	0.9%

Allowance for loan losses	79,045	90,675	(11,630)	(12.8)%

Loans, net	$6,116,154	$6,051,604	$64,550	1.1%

Loans held-for-sale	$10,000	$4,178	$5,822	139.3%

The following table summarizes the composition of the Company’s loan portfolio at each of the past five fiscal year ends:

(dollars in thousands)	December 31,
	2014	2014	2013	2012	2011
Commercial and industrial	$2,695,147	$2,599,867	$2,460,664	$2,495,855	$2,420,027
CRE - permanent	1,290,072	1,229,318	994,838	907,760	855,524
CRE - construction	148,533	203,542	198,334	125,878	156,064
Residential mortgages	861,364	908,357	652,225	671,772	710,322
Home equity	907,214	913,830	762,608	754,386	747,558
All other consumer	292,869	287,365	264,599	270,901	286,390
Loans	6,195,199	6,142,279	5,333,268	5,226,552	5,175,885
Loans held-for-sale	10,000	4,178	4,951	14,330	12,216
Total loans	$6,205,199	$6,146,457	$5,338,219	$5,240,882	$5,188,101

Loans increased by $52.9 million to $6.2 billion at December 31, 2015. Originated loans totaled $5.7 billion at December 31, 2015, an increase of $175 million, or 3.1%, from December 31, 2014. Acquired loans totaled $458 million at December 31, 2015, compared to $580 million at December 31, 2014. Additionally, originated loan growth was inclusive of a $35.6 million, or 23.3%, decrease to originated classified loans since December 31, 2014. Net charge-offs during 2015 totaled $12.1 million compared to $11.4 million for 2014, while the provision for loan losses was $0.5 million for the year ended December 31, 2015, resulting in a decrease to the allowance for loan losses, which totaled $79.0 million at December 31, 2015. The decrease in the allowance for loan losses was the direct result of the continued improvement in asset quality.

Maturities and sensitivity to changes in interest rates in the Company’s commercial loan portfolio at December 31, 2015 are summarized below:

(dollars in thousands)	One Year	After One Year to	After Five
	or Less*	Five Years	Years	Total
Commercial and industrial	$1,338,067	$958,743	$398,337	$2,695,147
CRE - permanent	590,569	412,294	287,209	1,290,072
CRE - construction	139,782	8,751	—	148,533
Total	$2,068,418	$1,379,788	$685,546	$4,133,752

Predetermined interest rate	$146,115	$1,190,167	$656,867	$1,993,149
Floating interest rate	1,922,303	189,621	28,679	2,140,603
Total	$2,068,418	$1,379,788	$685,546	$4,133,752
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

The following table demonstrates select asset quality metrics for the past five years:

(dollars in thousands)	December 31,
	2015		2014		2013		2012		2011
Non-performing loans	$41,944		$59,092		$52,591		$53,908		$66,976
Non-performing loans to total loans	0.68%		0.96%		0.99%		1.03%		1.29%
Delinquent loans	$20,263		$22,300		$29,435		$24,048		$24,801
Delinquent loans to total loans	0.33%		0.36%		0.55%		0.46%		0.48%

Originated classified loans (e)	$117,621		$153,255		$191,589		$261,293		$370,439
Acquired classified loans	326		9,534		—		—		—
Total classified loans	$117,947		$162,789		$191,589		$261,293		$370,439

Originated classified loans to total originated loans	2.05%		2.75%		3.59%		4.99%		7.14%
Total classified loans to total loans	1.90%		2.65%		3.59%		4.99%		7.14%

Tier 1 capital and allowance	$1,026,096		$1,054,304		$1,038,293		$1,093,103		$1,104,942
Total classified loans to Tier 1 capital and allowance	11.49%		15.44%		18.45%		23.90%		33.53%

Originated loans	$5,737,268		$5,562,087		$5,333,268		$5,226,552		$5,175,885
Loans held-for-sale	10,000		4,178		4,951		14,330		12,216
Total originated loans	5,747,268	—	5,566,265	—	5,338,219	—	5,240,882	—	5,188,101
Acquired loans	457,931		580,192		—		—		—
Total loans	$6,205,199		$6,146,457		$5,338,219		$5,240,882		$5,188,101

(e) Includes non-performing loans

The following table summarizes the Company’s non-performing assets for the past five years:

(dollars in thousands)	December 31,
	2015		2014		2013		2012		2011
Non-accrual commercial and industrial	$5,136		$21,931		$14,935		$24,653		$31,081

Non-accrual CRE-permanent	6,041		7,915		4,258		2,984		7,403
Non-accrual CRE-construction	5,257		8,113		12,128		5,446		12,218
Total non-accrual commercial real estate	11,298		16,028		16,386		8,430		19,621

Non-accrual residential mortgages	10,360		7,706		7,037		7,066		4,504
Non-accrual home equity	4,652		3,426		4,787		3,692		3,046
All other non-accrual consumer	1,181		1,746		1,731		1,705		3,176
Total non-accrual consumer	16,193		12,878		13,555		12,463		10,726

Total non-accrual loans	32,627		50,837		44,876		45,546		61,428

Restructured loans (f)	9,317		8,255		7,715		8,362		5,548
Total non-performing loans	41,944		59,092		52,591		53,908		66,976

Acquired other real estate owned	3,450		3,675		—		—		—
Other real estate owned and repossessed assets	1,146		1,192		1,278		3,029		7,716
Total non-performing assets	46,540		63,959		53,869		56,937		74,692

Loans 90+ days past due & still accruing	1,707		2,183		3,466		2,027		2,010
Total non-performing assets and loans 90+ days past due	$48,247		$66,142		$57,335		$58,964		$76,702

Total loans	$6,205,199		$6,146,457		$5,338,219		$5,240,882		$5,188,101
Total originated loans	5,747,268	—	5,566,265	—	5,338,219	—	5,240,882	—	5,188,101
Average total loans	6,154,977		5,511,872		5,238,606		5,193,376		5,202,255
Allowance for loan losses	79,045		90,675		96,367		110,955		126,640

Allowance for loan losses to:
Non-performing assets and loans 90+ days past due (excluding acquired OREO)	176%		145%		168%		188%		165%
Non-performing loans	188%		153%		183%		206%		189%
Total originated loans	1.38%		1.63%		1.81%		2.12%		2.44%

(f) Restructured loans at December 31, 2015, included $1.0 million of commercial loans and $8.3 million of consumer loans which were modified for customers who were experiencing financial difficulty and were in jeopardy of losing their homes or businesses to foreclosure.

The following table provides additional information for the Company’s non-accrual loans for the past three fiscal years ended:

(dollars in thousands)	December 31,
	2015	2014	2013
Total non-accrual loans	$32,627	$50,837	$44,876
Non-accrual loans with partial charge-offs	6,076	11,630	13,671
Life-to-date partial charge-offs on non-accrual loans	7,656	13,665	20,049
Charge-off rate of non-accrual loans	55.8%	54.0%	59.5%
Specific reserves on non-accrual loans	$2,346	$10,576	$5,761

At December 31, 2015, the Company’s non-accrual loans totaled $32.6 million and included $6.1 million of non-accrual loans which have been partially charged-off by 55.8% or $7.7 million. Non-performing loans totaled 0.68% of total loans at December 31, 2015, compared to 0.96% at December 31, 2014. Additionally, non-performing loans are included in impaired loans and are evaluated individually when determining the allowance. Impaired loans at December 31, 2015 had a specific reserve in the allowance of $4.9 million related to $23.8 million of underlying principal balances compared to $13.1 million and $41.1 million, respectively, at December 31, 2014. See Footnote 1 to the consolidated financial statements included in Item 8 of this Report for a discussion of the Company's policy for placing loans on non-accrual status.

A detailed roll-forward of the Company’s allowance for loan losses for the five years is presented in the following table:

(dollars in thousands)	December 31,
	2015	2014	2013	2012	2011
Balance at beginning of year	$90,675	$96,367	$110,955	$126,640	$150,054
Charge-offs:
Commercial and industrial	9,550	5,006	14,162	12,209	21,321
CRE - permanent	797	2,448	1,739	3,664	6,129
CRE - construction	323	298	682	3,154	5,400
Residential mortgages	1,746	3,430	2,361	2,649	4,474
Home equity	2,305	2,491	2,929	3,618	5,337
All other consumer	3,691	3,348	3,120	3,204	4,874
Total charge-offs	18,412	17,021	24,993	28,498	47,535

Recoveries:
Commercial and industrial	3,412	2,325	2,012	1,943	2,326
CRE - permanent	466	109	675	354	341
CRE - construction	442	1,027	467	608	2,399
Residential mortgages	160	308	241	31	358
Home equity	229	240	417	327	322
All other consumer	1,573	1,569	1,343	1,550	3,375
Total recoveries	6,282	5,578	5,155	4,813	9,121
Net charge-offs	12,130	11,443	19,838	23,685	38,414
Provision charged to expense	500	5,751	5,250	8,000	15,000
Balance at end of year	$79,045	$90,675	$96,367	$110,955	$126,640

Net charge-offs to:
Total originated loans	0.21%	0.21%	0.37%	0.45%	0.74%
Total loans	0.20%	0.19%	0.37%	0.45%	0.74%
Average total loans	0.20%	0.21%	0.38%	0.46%	0.74%
Allowance for loan losses	15.3%	12.6%	20.6%	21.4%	30.3%

For 2015, net charge-offs totaled $12.1 million, compared to $11.4 million for 2014, an increase of $0.7 million. Net charge-offs as a percentage of average total loans decreased to 0.20% for 2015, compared to 0.21% for 2014. Net charge-offs remained stable as improving credit quality trends were sustained.

The following table presents a composition of the allowance by loan type:

	December 31,
(dollars in thousands)	2015		2014		2013		2012		2011
	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans	Allowance	% Loans to Total Loans
Commercial and industrial	$39,754	43.4%	$39,982	42.3%	$41,288	46.1%	$46,151	47.6%	$55,815	46.7%
CRE - permanent	14,629	20.8%	14,638	20.0%	15,418	18.6%	17,660	17.3%	20,990	16.5%
CRE - construction	3,260	2.4%	4,058	3.3%	7,235	3.7%	11,635	2.4%	19,732	3.0%
Residential mortgages	6,397	14.0%	7,745	14.9%	7,639	12.3%	8,326	13.1%	8,412	13.9%
Home equity	11,422	14.6%	9,307	14.9%	9,907	14.3%	10,334	14.4%	6,753	14.4%
All other consumer	3,583	4.8%	4,338	4.6%	3,932	5.0%	4,441	5.2%	4,495	5.5%
Unallocated	—	—	10,607	—	10,948	—	12,408	—	10,443	—
Total allowance	$79,045	100.0%	$90,675	100.0%	$96,367	100.0%	$110,955	100.0%	$126,640	100.0%

The following table demonstrates the components of the allowance:

(dollars in thousands)	December 31,
	2015	2014	2013	2012	2011
Specific reserves	$4,934	$13,069	$8,304	$3,110	$8,909
Allocated reserves	74,111	66,999	77,115	95,437	107,288
Unallocated reserves	—	10,607	10,948	12,408	10,443
Total allowance for loan losses	$79,045	$90,675	$96,367	$110,955	$126,640

Overall, the allowance totaled $79.0 million at December 31, 2015 and represented 1.38% of total originated loans and 188% of non-performing loans, compared to $90.7 million at December 31, 2014, or 1.63% of total originated loans and 153% of non-performing loans. The decrease in the allowance was the result of a continued improvement in the credit quality of the loan portfolio. During the fourth quarter of 2015, the Company refined its process for estimating the allowance for loan losses and as a result all reserves were allocated at December 31, 2015. Net charge-offs of $12.1 million, or 0.20% of average total loans for 2015, compared to $11.4 million, or 0.21% of average total loans for 2014. In addition, originated classified loans, declined $35.6 million from $153 million, or 2.75% of total originated loans, at December 31, 2014 to $118 million, or 2.05% of total originated loans, at December 31, 2015. Non-performing loans decreased to $41.9 million at December 31, 2015, from $59.1 million at December 31, 2014. The ratio of non-performing loans to total loans declined to 0.68% at December 31, 2015, from 0.96% at December 31, 2014, due to the continued improvement in asset quality which was also reflected in the decline of the provision for loan losses which totaled $0.5 million for 2015, compared to $5.8 million for 2014.

Investment Portfolio

The Company's investment portfolio is comprised of readily marketable securities which qualify as collateral to meet its pledging requirements, the majority of which are classified as available-for-sale. The Company also holds other securities that are non-marketable consisting of Federal Reserve Bank of Philadelphia stock and Federal Home Loan Bank of Pittsburgh stock. The fair value of investments available-for-sale increased $138 million to $1.7 billion at December 31, 2015, compared to $1.5 billion at December 31, 2014.  The carrying value of investments held-to-maturity decreased $152 million to $769 million at December 31, 2015, compared to $921 million at December 31, 2014. At March 31, 2014, 240 available-for-sale debt securities, with an amortized cost basis of $492 million and a fair value of $488 million, were reclassified as held-to-maturity. For further information, reference Footnote 4, “Investment Securities” to the consolidated financial statements included in Item 8 of this Report.

A summary of investment securities available-for-sale:

	December 31,
	2015		2014		2013
(dollars in thousands)	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U.S. Government agencies	$—	$—	$1,000	$1,007	$1,000	$990
State and municipal bonds	57,533	60,800	63,674	68,080	210,680	214,711
Agency mortgage-backed securities/collateralized mortgage obligations (g)	1,600,607	1,598,224	1,442,102	1,451,461	1,683,092	1,659,180
Non-agency collateralized mortgage obligations	—	—	—	—	4,222	4,258
Corporate securities and other	3,556	3,366	4,109	4,361	9,517	9,668
Marketable equity securities	3,583	6,439	3,583	5,752	3,583	5,300
Total	$1,665,279	$1,668,829	$1,514,468	$1,530,661	$1,912,094	$1,894,107

(g) Includes U.S. Government sponsored agency securities.

A summary of investment securities held-to-maturity:

	December 31,
	2015		2014		2013
(dollars in thousands)	Carrying	Fair	Carrying	Fair	Amortized	Fair
	Value (h)	Value	Value (h)	Value	Cost	Value
U.S. Government agencies	$3,891	$3,962	$3,869	$3,924	$—	$—
State and municipal bonds	473,737	492,805	551,627	576,044	403,344	415,477
Agency mortgage-backed securities/collateralized mortgage obligations (g)	289,993	291,880	364,100	368,504	34,843	36,467
Corporate securities and other	1,013	1,006	1,446	1,463	—	—
Non-agency collateralized mortgage obligations	—	—	—	—	258	258
Total	$768,634	$789,653	$921,042	$949,935	$438,445	$452,202

(g) Includes U.S. Government sponsored agency securities.
(h) For securities which were transferred from the available-for-sale category to held-to maturity, the carrying value of the transferred securities represents their fair value at the date of transfer adjusted for subsequent amortization.  The carrying value of all other held-to-maturity securities represents their amortized cost.

The contractual maturity and weighted-average yield of the investment securities of the Company at December 31, 2015, are presented in the following tables. Weighted-average yields on tax-exempt obligations have been computed on a fully taxable equivalent basis assuming a statutory tax rate of 35%. All average yield calculations were based on the book value of the related securities. Marketable equity securities do not have a stated maturity and have been included in the “After 10 Years” category.

Maturity and Weighted-Average Yield of Investment Securities Available-for-Sale:

(dollars in thousands)	Within one year		After one but within five years		After five but within ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
State and municipal bonds	$7,373	8.07%	$34,603	7.71%	$16,791	6.31%	$2,033	5.47%	$60,800	7.28%
Agency mortgage-backed securities/collateralized mortgage obligations (g)	—	—%	17,225	4.17%	155,264	2.99%	1,425,735	2.09%	1,598,224	2.19%
Corporate securities and other	—	—%	2,140	6.25%	—	—%	1,226	3.19%	3,366	4.91%
Marketable equity securities	—	—%	—	—%	—	—%	6,439	4.51%	6,439	4.51%
Total	$7,373	8.07%	$53,968	6.49%	$172,055	3.31%	$1,435,433	2.10%	$1,668,829	2.38%

(g) Includes U.S. Government sponsored agency securities.

Maturity and Weighted-Average Yield of Investment Securities Held-to-Maturity at Fair Value:

(dollars in thousands)	Within one year		After one but within five years		After five but within ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government agencies	$—	—%	$3,962	2.36%	$—	—%	$—	—%	$3,962	2.36%
State and municipal bonds	1,636	3.76%	14,902	4.45%	259,206	6.08%	217,061	6.27%	492,805	6.10%
Agency mortgage-backed securities/collateralized mortgage obligations (g)	—	—%	2,111	1.61%	15,426	3.47%	274,343	2.58%	291,880	2.62%
Corporate securities and other	—	—%	—	—%	—	—%	1,006	8.12%	1,006	8.12%
Total	$1,636	3.76%	$20,975	3.77%	$274,632	5.93%	$492,410	4.22%	$789,653	4.77%

(g) Includes U.S. Government sponsored agency securities.

Goodwill and Other Intangible Assets

Goodwill and intangible assets, on the consolidated balance sheet, decreased by $2.0 million from $311 million at December 31, 2014, to $309 million at December 31, 2015. The decline in goodwill and intangible assets is due to the amortization of core deposit and other intangible assets of $2.7 million, offset by an increase of $0.7 million to goodwill. During the first quarter of 2015, the Company recorded an adjustment of $0.7 million to goodwill based upon further review of the purchased credit-impaired ("PCI") loan portfolio acquired from TF Financial. This entire amount is included in the "Community Banking" reporting unit.

During the second quarter, the Company performed its annual, qualitative assessment of goodwill and determined that it is not more likely than not that the fair value of its reporting units are less than their carrying amounts. Additionally, there were no indicators of impairment subsequent to the annual assessment for which an interim impairment test was required.

The Company’s business segments are its reporting units which are “Community Banking” and “Other” for purposes of the goodwill impairment analysis. As of December 31, 2015, the carrying value of goodwill assigned to the Community Banking segment was $280 million and the carrying value of goodwill assigned to the Other segment was $22.5 million.

Other Assets

Other assets on the consolidated balance sheet at December 31, 2015, increased $5.5 million to $457 million, compared to $451 million at December 31, 2014.  Other assets include premises and equipment, accrued interest receivable, bank owned life insurance, other real estate owned and other repossessed assets, unconsolidated investments and other assets. Bank owned life insurance increased from $172 million at December 31, 2014 to $198 million at December 31, 2015 primarily due to the $25 million purchase of new policies in the first quarter of 2015. Premises and equipment decreased $10.2 million primarily due to the additional accumulated depreciation of $5.4 million and a decrease of $3.5 million in buildings due to the disposal of various bank properties. In addition, other assets declined $9.1 million to $111 million at December 31, 2015 compared to $120 million at December 31, 2014. The decline is due to the decrease of $10.8 million in deferred tax assets, primarily offset by an increase of $1.4 million in prepaid expenses.

Liabilities

Liabilities at December 31, 2015 totaled $8.4 billion, a decrease of $125 million from December 31, 2014. This decrease is primarily due to the decline in borrowings of $90.7 million from approximately $1.7 billion at December 31, 2014 to $1.6 billion at December 31, 2015. Additionally, total deposits and accrued interest payable and other liabilities declined by $24.8 million and $9.4 million, respectively.

Total deposits of $6.7 billion at December 31, 2015, decreased by $24.8 million from December 31, 2014. As the Company continues to strive to improve the mix of its deposit portfolio and the overall costs of deposits, non-maturity deposits comprised 83.0% of total deposits at December 31, 2015, compared to 81.8% at December 31, 2014.

(dollars in thousands)	December 31,
	2015	2014	Increase/(decrease)
Non-interest bearing deposits	$1,185,936	$1,085,158	$100,778	9.3%
NOW accounts	1,939,388	1,913,399	25,989	1.4%
Money market accounts	1,718,791	1,827,233	(108,442)	(5.9)%
Savings	722,413	678,294	44,119	6.5%
Time deposits less than $100	820,616	891,964	(71,348)	(8.0)%
Time deposits $100 or greater	317,792	333,697	(15,905)	(4.8)%
Total deposits	$6,704,936	$6,729,745	$(24,809)	(0.4)%

Non-time deposits/total deposits	83.0%	81.8%		1.2%

The following table is a distribution of the average balance and the average cost of the Company’s deposits in each of the most recent three fiscal years:

(dollars in thousands)	2015		2014		2013
	Average	Annual	Average	Annual	Average	Annual
	Balance	Cost	Balance	Cost	Balance	Cost
Non-interest bearing deposits	$1,149,606	—	$1,014,758	—	$933,849	—
Interest bearing*	4,437,819	0.17%	4,069,248	0.17%	3,819,058	0.19%
Time deposits	1,183,871	0.95%	1,188,923	0.98%	1,388,789	1.08%
Total	$6,771,296	0.28%	$6,272,929	0.30%	$6,141,696	0.36%

*Interest bearing NOW, savings, and money market deposits.

Average deposits for the year-ended December 31, 2015 of $6.8 billion increased by $498 million from the comparable period in 2014 primarily due to the increase in NOW, savings, and money market accounts of $168 million, $141 million, and $59.3 million, respectively. As a result of the Company's continued focus on effectively managing the cost of deposits, the average annual cost of total deposits decreased to 0.28% for the year ended December 31, 2015, from 0.30% for the comparable period in 2014.

The following table is a breakdown, by maturity, of the Company’s time deposits of $100,000 or greater as of December 31, 2015:

(dollars in thousands)
3 months or less	$61,626
Over 3 through 6 months	37,930
Over 6 through 12 months	51,637
Over 12 months	166,599
Total	$317,792

Deposit funding is supplemented by additional sources of borrowings which include customer and wholesale repurchase agreements, short-term borrowings, FHLB advances, senior long-term debt, and subordinated debentures. In the aggregate, these funding sources totaled $1.6 billion at December 31, 2015, which was a decrease of $90.7 million from December 31, 2014.

(dollars in thousands)	December 31, 2015		December 31, 2014
	Average Balance	Annual Cost	Average Balance	Annual Cost
Customer repurchase agreements	$561,963	0.29%	$555,954	0.29%
Repurchase agreements	—	—%	28,836	4.87%
Federal Home Loan Bank advances and other borrowings	768,725	0.85%	531,522	1.06%
Senior long-term debt	125,000	4.37%	36,644	4.34%
Subordinated debentures	77,321	2.80%	77,321	2.75%
Total borrowings and other debt obligations	$1,533,009	1.03%	$1,230,277	1.01%

On September 16, 2014, the Company issued $125 million aggregate principal amount of unsecured, fixed rate senior notes with a maturity date of September 30, 2024. The notes bear an annual fixed interest rate of 4.25%, and are payable, as to interest, on March 30th and September 30th of each year, commencing March 30, 2015. The remaining unamortized costs related to the issuance of the notes was $1.3 million at December 31, 2015 and will be amortized over the life of the notes.

Customer repurchase agreements are over-night instruments and have investment securities pledged as collateral.  The following table summarizes the Company’s non-FHLB short-term obligations.

(dollars in thousands)	At or For The Year Ended December 31,
	2015	2014	2013
Customer repurchase agreements
Balance at year-end	$593,540	$607,705	$551,736
Average during the year	561,963	555,954	529,770
Maximum month-end balance	603,874	607,705	554,483
Weighted average rate during the year	0.29%	0.29%	0.34%
Rate at December 31,	0.28%	0.29%	0.26%

Short-term borrowings
Balance at year-end	$—	$—	$—
Average during the year	52	101	9,680
Maximum month-end balance	—	—	—
Weighted average rate during the year	0.33%	0.63%	0.42%
Rate at December 31,	—%	—%	—%

Shareholders' Equity

Shareholders’ equity totaled $1.2 billion at December 31, 2015, a decrease of $27.1 million from December 31, 2014. Activity during 2015 included:

•	Net income of $111 million;

•	Shares issued under share-based plans, net of taxes, of $8.1 million;

•	The repurchase of approximately 7.5 million common shares at a cost of $76.5 million;

•	Cash dividends on common stock of $62.5 million; and

•	An increase in accumulated other comprehensive loss of $6.9 million.

At December 31, 2015, accumulated other comprehensive loss increased by $6.9 million to $17.9 million, compared to accumulated other comprehensive loss of $11.0 million at December 31, 2014, due to:

•	An increase of $8.2 million in accumulated other comprehensive loss related to the decrease in the fair value of investment securities available-for-sale;

•	A decrease of $0.7 million in accumulated other comprehensive loss related to the change in the unfunded portion of the Company’s pension plan obligation; and

•
A decrease of $0.6 million in accumulated other comprehensive loss related to the amortization of the unrealized loss of available-for-sale investment securities which were transferred to the held-to-maturity portfolio in 2014.

RESULTS OF OPERATIONS

Net Interest Income

The following table presents average balances, average yields, and net interest margin information for the years ended December 31, 2015, 2014 and 2013.  Interest income and yields are presented on a fully taxable equivalent (“FTE”) basis using a statutory tax rate of 35%. Net interest margin is expressed as net interest income (FTE) as a percentage of average total interest earning assets.

Average Balances, Average Rates, and Net Interest Margin*

	Year Ended December 31,
(dollars in thousands)	2015			2014			2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest Earning Assets:
Interest earning deposits at banks	$99,537	$173	0.17%	$86,737	$143	0.16%	$101,603	$203	0.20%
U.S. Government agencies	4,457	102	2.29%	1,951	37	1.90%	971	33	3.40%
Mortgage-backed securities/collateralized mortgage obligations	1,858,798	40,413	2.17%	1,740,984	40,160	2.31%	1,607,834	36,761	2.29%
State and municipal*	577,353	36,492	6.32%	605,550	39,497	6.52%	656,696	43,186	6.58%
Other bonds and securities	73,575	4,740	6.44%	75,391	4,184	5.55%	72,523	2,702	3.73%
Total investments	2,514,183	81,747	3.25%	2,423,876	83,878	3.46%	2,338,024	82,682	3.54%
Commercial loans *	4,082,237	151,420	3.71%	3,739,263	145,326	3.89%	3,562,006	148,728	4.18%
Installment loans	1,192,761	48,011	4.03%	1,066,763	43,314	4.06%	1,014,648	42,970	4.23%
Mortgage loans	879,979	38,181	4.34%	705,846	31,394	4.45%	661,952	30,853	4.66%
Total loans	6,154,977	237,612	3.86%	5,511,872	220,034	3.99%	5,238,606	222,551	4.25%
Total earning assets	8,768,697	319,532	3.64%	8,022,485	304,055	3.79%	7,678,233	305,436	3.98%
Allowance for loan losses	(88,720)			(92,384)			(106,437)
Non-interest earning assets	872,907			779,528			758,645
Total assets	$9,552,884			$8,709,629			$8,330,441

Interest Bearing Liabilities:
Interest bearing deposits	$5,621,690	18,649	0.33%	$5,258,171	18,543	0.35%	$5,207,847	22,379	0.43%
Customer repurchase agreements	561,963	1,628	0.29%	555,954	1,624	0.29%	529,770	1,805	0.34%
Repurchase agreements	—	—	—%	28,836	1,406	4.87%	74,496	2,571	3.45%
Federal Home Loan Bank advances and other borrowings	768,725	6,562	0.85%	531,522	5,613	1.06%	279,168	6,370	2.28%
Senior long-term debt	125,000	5,464	4.37%	36,644	1,592	4.34%	—	—	—%
Subordinated debentures	77,321	2,165	2.80%	77,321	2,127	2.75%	89,128	3,092	3.47%
Total interest bearing liabilities	7,154,699	34,468	0.48%	6,488,448	30,905	0.48%	6,180,409	36,217	0.59%
Non-interest bearing deposits	1,149,606			1,014,758			933,849
Other non-interest bearing liabilities	104,787			92,888			85,893
Total liabilities	8,409,092			7,596,094			7,200,151
Equity	1,143,792			1,113,535			1,130,290
Total liabilities and equity	$9,552,884			$8,709,629			$8,330,441
NET INTEREST INCOME/MARGIN (FTE)		285,064	3.25%		273,150	3.40%		269,219	3.51%
Tax equivalent interest		15,064			16,036			17,157
Net interest income		$270,000			$257,114			$252,062

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

(dollars in thousands)
	2015 compared to 2014			2014 compared to 2013
Increase (decrease) in:	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Interest earning deposits at banks	$22	$8	$30	$(27)	$(33)	$(60)

U.S. Government agencies	56	9	65	23	(19)	4
Mortgage-backed securities/collateralized mortgage obligations	2,633	(2,380)	253	3,069	330	3,399
State and municipal	(1,805)	(1,200)	(3,005)	(3,339)	(350)	(3,689)
Other bonds and securities	(103)	659	556	111	1,371	1,482
Total investments	781	(2,912)	(2,131)	(136)	1,332	1,196

Commercial loans	12,924	(6,830)	6,094	7,187	(10,589)	(3,402)
Installment loans	5,075	(378)	4,697	2,157	(1,813)	344
Mortgage loans	7,572	(785)	6,787	1,990	(1,449)	541
Total loans	25,571	(7,993)	17,578	11,334	(13,851)	(2,517)
Total interest income	$26,374	$(10,897)	$15,477	$11,171	$(12,552)	$(1,381)

Interest expense:
Interest bearing deposits	$1,241	$(1,135)	$106	$214	$(4,050)	$(3,836)
Customer repurchase agreements	17	(13)	4	85	(266)	(181)
Repurchase agreements	(1,406)	—	(1,406)	(1,961)	796	(1,165)
Federal Home Loan Bank advances and other borrowings	2,169	(1,220)	949	3,937	(4,694)	(757)
Senior long-term debt	3,862	10	3,872	1,592	—	1,592
Subordinated debentures	—	38	38	(377)	(588)	(965)
Total borrowed funds	4,642	(1,185)	3,457	3,276	(4,752)	(1,476)
Total interest expense	5,883	(2,320)	3,563	3,490	(8,802)	(5,312)
Increase (decrease) in net interest income (FTE)	$20,491	$(8,577)	$11,914	$7,681	$(3,750)	$3,931

Results for the year ended December 31, 2015 compared to December 31, 2014

Fully taxable equivalent net interest income for the comparative periods increased by $11.9 million to $285 million for the year ended December 31, 2015. Volume accounted for an increase of $20.5 million, primarily as a result of the acquisition of TF Financial, partially offset by a decrease of $8.6 million related to rate as the Company's net interest margin was 3.25% for 2015 compared to 3.40% for 2014. Despite a prolonged low interest rate environment, the Company continued to effectively manage its net interest margin.

Results for the year ended December 31, 2014 compared to December 31, 2013

Fully taxable equivalent net interest income for the comparative periods increased by $3.9 million to $273 million for the year ended December 31, 2014. This increase was driven by an increase of $7.7 million related to volume, primarily as a result of the acquisition of TF Financial, partially offset by a decrease of $3.8 million related to rate as the Company's net interest margin was 3.40% for 2014 compared to 3.51% for 2013. Despite a prolonged low interest rate environment, the
Company continued to effectively manage its net interest margin and 2014 reflects the impact of a $125 million debt issuance aimed at enhancing the Company's strategic flexibility.

Provision for Loan Losses

The provision for loan losses decreased to $0.5 million for 2015, compared to $5.8 million for 2014, and $5.3 million for 2013. The lower level of provision expense in 2015 reflects the continued improvement in asset quality as well as the refinement to the Company's process for estimating the allowance for loan losses. Originated classified loans declined 23.3% to $118 million, or 2.05% of total originated loans at December 31, 2015 from $153 million, or 2.75% of total originated loans at December 31, 2014. The improvement in classified loans and other asset quality measures such as net charge-off levels as a percentage of average loans led to a corresponding decline of the allowance, which totaled $79.0 million at December 31, 2015. The allowance as a percentage of non-performing loans increased to 188% at December 31, 2015 from 153% at December 31, 2014, and the allowance to total originated loans totaled 1.38% at the end of 2015 compared to 1.63% at the end of 2014. For additional analysis of the allowance refer to “Loans and Allowance for Loan Losses.”

Non-Interest Income and Expenses

(dollars in thousands)
	Year Ended December 31,			2015 Compared to 2014		2014 Compared to 2013
NON-INTEREST INCOME	2015	2014	2013	Increase (Decrease)		Increase (Decrease)
Wealth management	$26,638	$28,067	$27,309	$(1,429)	(5.1)%	$758	2.8%
Service charges on deposit accounts	13,518	14,469	15,234	(951)	(6.6)%	(765)	(5.0)%
Insurance commissions and fees	12,538	12,814	12,692	(276)	(2.2)%	122	1.0%
Cash management and electronic banking fees	20,024	19,066	18,914	958	5.0%	152	0.8%
Mortgage banking	5,821	3,852	6,500	1,969	51.1%	(2,648)	(40.7)%
Bank owned life insurance	7,433	4,995	5,116	2,438	48.8%	(121)	(2.4)%
Earnings (losses) of unconsolidated investments	(255)	(549)	710	294	(53.6)%	(1,259)	NM
Gain on sale of non-performing loans	—	946	—	(946)	NM	946	NM
Other operating income	9,453	8,494	9,427	959	11.3%	(933)	(9.9)%
Net gains from fair value changes on subordinated debentures	—	—	2,111	—	NM	(2,111)	NM
Net gains (losses) on sales of investment securities	—	21	54	(21)	NM	(33)	(61.1)%
Total non-interest income	$95,170	$92,175	$98,067	$2,995	3.2%	$(5,892)	(6.0)%

"NM" - Denotes a value displayed as a percentage change is not meaningful

Non-interest income for the year ended December 31, 2015 compared to 2014

Non-interest income totaled $95.2 million for 2015, compared to $92.2 million in 2014. The $3.0 million, or 3.2%, increase in non-interest income was primarily due to the following items:

Increases:

•	Mortgage banking income in 2015 totaled $5.8 million, a $2.0 million increase compared to 2014, due to the interest rate environment and resultant purchase and refinance activity.

•	Bank owned life insurance increased $2.4 million primarily due to death benefit proceeds of $1.2 million received in the third quarter of 2015. The year-over-year increase was also impacted by the bank owned life insurance acquired via the TF Financial acquisition in the fourth quarter of 2014, as well as the purchase of an additional $25 million of bank owned life insurance in the first quarter of 2015.

Decreases:

•	Wealth management income decreased $1.4 million, or 5.1%, to $26.6 million for 2015, compared to $28.1 million for 2014 primarily due to a decline in transactional revenue.

•	The Company recognized a $0.9 million gain on the sale of non-performing loans in 2014.

Non-interest income for the year ended December 31, 2014 compared to 2013

Non-interest income totaled $92.2 million for 2014, compared to $98.1 million in 2013. The $5.9 million, or 6.0% decrease in non-interest income was primarily due to the following items:

Increases:

•	Wealth management income increased $0.8 million, or 2.8% to $28.1 million for 2014, compared to $27.3 million for 2013.

•	The Company recognized a $0.9 million gain on the sale of non-performing loans in 2014.

Decreases:

•
Mortgage banking income in 2014 totaled $3.9 million, a $2.6 million decrease compared to 2013, as residential mortgage activity declined during 2014 due to lower levels of refinance activity in the marketplace.

•	Earnings on unconsolidated investments decreased $1.3 million to a loss of $0.5 million for 2014, as the timing of the mezzanine debt fund activities and "exits" vary.

•	In 2013, the Company recorded a gain of $2.1 million from the redemption of the Company's subordinated debentures accounted for at fair value.

•	Other operating income decreased by $0.9 million across various categories.

(dollars in thousands)
	Year Ended December 31,			2015 Compared to 2014		2014 Compared to 2013
NON-INTEREST EXPENSE	2015	2014	2013	Increase (Decrease)		Increase (Decrease)
Salaries, wages and employee benefits	$118,091	$115,579	$117,000	$2,512	2.2%	$(1,421)	(1.2)%
Premises and equipment	33,991	31,944	30,447	2,047	6.4%	1,497	4.9%
FDIC insurance	5,271	5,001	5,467	270	5.4%	(466)	(8.5)%
Other operating expenses	54,786	55,921	58,109	(1,135)	(2.0)%	(2,188)	(3.8)%
Merger related expenses	2,961	2,878	—	83	2.9%	2,878	NM
Loss on debt extinguishment	—	—	64,888	—	NM	(64,888)	NM
Corporate reorganization expense	—	—	6,000	—	NM	(6,000)	NM
Total non-interest expense	$215,100	$211,323	$281,911	$3,777	1.8%	$(70,588)	(25.0)%

Operating expenses (c)	$212,139	$208,445	$211,023	$3,694	1.8%	$(2,578)	(1.2)%
Adjusted revenue (c)	$380,234	$365,304	$365,121	$14,930	4.1%	$183	0.1%
Efficiency Ratio (c)	55.79%	57.06%	57.80%

"NM" - Denotes a value displayed as a percentage change is not meaningful
(c) Refer to the Statement Regarding Non-GAAP Financial Measures at the beginning of Item 7.

Non-interest expense for the year ended December 31, 2015 compared to 2014

Non-interest expense totaled $215 million for the year ended December 31, 2015, compared to $211 million for the comparable period in 2014. This increase is comprised of the following:

•
Operating expenses(c), exclusive of one-time items, of $212 million for 2015 increased by $3.7 million from 2014 as a result of the additional operating expenses related to TF Financial. The efficiency ratio(c) improved to 55.79% for 2015 compared to 57.06% for 2014.

•
Non-interest expense for the year ended December 31, 2015 included a $2.5 million increase in salaries, wages and employee benefits. The $2.0 million increase in premises and equipment is primarily the result of the full year expense of property and equipment acquired in the TF Financial acquisition.

Non-interest expense for the year ended December 31, 2014 compared to 2013

Non-interest expense totaled $211 million for the year ended December 31, 2014, compared to $282 million for the comparable period in 2013 This decrease is comprised of the following:

•
Operating expenses(c), exclusive of one-time items, of $208 million for 2014 decreased by $2.6 million from 2013 as a result of the Company's corporate reorganization in 2014 net of additional operating expenses related to TF Financial. The efficiency ratio(c) of 57.06% for 2014 remained relatively consistent with 57.80% for 2013.

•
Non-interest expense for the year ended December 31, 2013 included a $64.9 million million loss on debt extinguishment related to the repayment of $400 million of FHLB advances, coupled with a corporate reorganization expense of $6.0 million. The year ended December 31, 2014 included $2.9 million of merger related expenses.

Income Tax Expense

Income tax expense for 2015 was $38.9 million, compared to $33.5 million for 2014. The effective tax rate of 26.0% in 2015 increased from 25.3% in 2014. The Company’s net deferred tax asset (“DTA”) decreased to $46.7 million at December 31, 2015 from $57.5 million at December 31, 2014, primarily resulting from the decrease in the fair value of the available-for-sale investment portfolio and the utilization of AMT credits.

Income tax expense for 2014 was $33.5 million, compared to $9.6 million for 2013. During 2013, pre-tax income decreased due to the debt extinguishment and restructuring charges, resulting in an effective tax rate of 15.2% compared to 25.3% for 2014 . Exclusive of non-recurring items, the effective tax rates in 2014 and 2013 were comparable. The Company’s net deferred tax asset (“DTA”) decreased to $57.5 million at December 31, 2014 from $76.6 million at December 31, 2013, primarily resulting from an increase in 2014 net income when compared to 2013.

Each quarter, the Company evaluates the realizability of the DTA. As of December 31, 2015, the Company concluded that the DTA was realizable, and a valuation allowance was not required. In reaching this conclusion, management carefully weighed both positive and negative evidence. As of and for the year ended December 31, 2015, the Company has performed in line with management projections and is not in a cumulative pre-tax loss position. Therefore, management believes the DTA is fully realizable.

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

The Company’s largest and primary source of liquidity is deposits from retail, corporate and institutional banking customers. The Company also utilizes a mix of short- and long-term wholesale funding providers when funding demands exceed available funds from normal deposit gathering efforts. Wholesale funding includes correspondent bank borrowings, secured borrowing lines from the FHLB, the Federal Reserve Bank of Philadelphia and, at times, brokered time deposits, or other similar sources. Over the past few years, the Company has reduced its wholesale funding, due to stable and improving deposit funding and managed declines in total assets. At December 31, 2015, the Company had $2.7 billion of liquidity available including unencumbered deposits. Additionally, the Company has the ability to borrow from the Federal Reserve Bank via the discount window. Refer to "Liabilities" within Item 7 of this Report for additional details.

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2015:

		Payments Due by Period:
			After One	After Three
(dollars in thousands)		One Year	Year to	Years to	More than
	Total	or Less	Three Years	Five Years	Five Years
Loan commitments	$1,942,607	$658,200	$316,689	$176,324	$791,394
Time deposits	1,138,408	558,202	291,356	288,608	242
Federal Home Loan Bank advances and other borrowings	833,828	691,106	70,360	63,218	9,144
Senior long-term debt	125,000	—	—	—	125,000
Subordinated debentures	77,321	—	—	—	77,321
Letters of credit	151,042	130,448	20,455	139	—
Minimum annual rentals on non-cancelable operating leases	53,634	7,019	12,118	9,761	24,736
Total	$4,321,840	$2,044,975	$710,978	$538,050	$1,027,837

The Company does not presently have any commitments for significant capital expenditures.

As measured using the consolidated statement of cash flows, the Company's cash position decreased by $210 million for the year ended December 31, 2015, compared to an increase of $130 million for the year ended December 31, 2014. Operating activities generated $122 million of net cash for the year ended December 31, 2015 compared to $112 million for the year ended December 31, 2014. During the year ended December 31, 2015, cash was deployed primarily in the following ways:

Investing activities

•	$475 million of purchases of investment securities

•	$76.3 million net increase in loans

Financing activities

•	$87.3 million net reduction in certificates of deposit

•	$76.5 million for the purchase of treasury stock

•	$76.5 million reduction in FHLB borrowings

•	$62.5 million of cash dividends paid to common shareholders

During the year ended December 31, 2015, cash was generated from the following additional sources:

Investing activities

•	$476 million of proceeds from maturities and repayments of investment securities

Financing activities

•	$62.4 million increase in transaction and savings accounts

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

The following table demonstrates the anticipated impact of an interest rate shift on the Company’s net interest income for the subsequent twelve months:

	Change in Net Interest Income
Change in Interest Rates	December 31,
(in basis points)	2015	2014
+300	4%	3%
+200	3%	2%
+100	1%	1%
-100	N/A *	N/A *

* Certain short-term interest rates are currently below 1%. Therefore, in a scenario where interest rates decline by 100 basis points, short-term interest rates decline to zero, resulting in a non-parallel downward shift. In this interest rate scenario, net interest income is estimated to decline for the subsequent twelve months by 3% and 1% based upon net interest income for the year ended December 31, 2015 and 2014, respectively.

The Federal Reserve remains committed to policy accommodation as their actions prove to be patient and supported by economic growth.  On December 17, 2015, the Federal Open Market Committee increased the Federal Funds Target rate by 25 basis points, the first rate increase in nine years.  ALCO forecasts net interest income and evaluates net interest income sensitivity on a continual basis, based on a variety of factors and assumptions.  ALCO believes an interest rate ramp over twelve months is an appropriate rate scenario given the methodical approach the Federal Reserve is taking with monetary policy.  As illustrated in the table above, the Company has positioned itself to have a modest asset sensitivity interest rate risk profile.

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

Quarterly Consolidated Financial Data (Unaudited)

The following table represents summarized quarterly financial data of the Company, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation:

(dollars in thousands, except per share data)	Three months ended
	December 31	September 30	June 30	March 31
2015
Interest income	$75,428	$76,529	$75,417	$77,094
Interest expense	8,812	8,662	8,582	8,412
Net interest income	66,616	67,867	66,835	68,682
Provision for loan losses	(2,500)	1,000	1,000	1,000
Merger related expenses	1,121	1,840	—	—
Income before income taxes	39,302	37,676	36,562	36,030
Net income	28,850	27,876	27,238	26,727
Per Share Data:
Basic earnings	0.21	0.20	0.19	0.19
Diluted earnings	0.20	0.20	0.19	0.19
2014
Interest income	$75,990	$71,368	$70,528	$70,133
Interest expense	8,346	7,138	7,577	7,844
Net interest income	67,644	64,230	62,951	62,289
Provision for loan losses	3,500	1,000	—	1,251
Merger related expenses	2,878	—	—	—
Income before income taxes	32,860	33,943	35,233	30,179
Net income	24,477	25,320	26,199	22,710
Per Share Data:
Basic earnings	0.17	0.18	0.19	0.16
Diluted earnings	0.17	0.18	0.19	0.16

2014 Quarterly results were impacted by the acquisition of TF Financial Corporation on October 24, 2014.

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
We have audited the accompanying consolidated balance sheets of National Penn Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 29, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
National Penn Bancshares, Inc.:
We have audited National Penn Bancshares, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 29, 2016

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in thousands)	December 31,
	2015	2014
ASSETS
Cash and due from banks	$104,407	$110,784
Interest-earning deposits with banks	99,689	303,055
Total cash and cash equivalents	204,096	413,839

Investment securities available-for-sale, at fair value	1,668,829	1,530,661
Investment securities held-to-maturity
(Fair value $789,653 and $949,935 for 2015 and 2014, respectively)	768,634	921,042
Other securities	65,618	67,512
Loans held-for-sale	10,000	4,178
Loans, net of allowance for loan losses of $79,045 and $90,675 for 2015 and 2014, respectively	6,116,154	6,051,604
Premises and equipment, net	106,209	116,414
Accrued interest receivable	29,030	29,491
Bank owned life insurance	197,908	171,775
Other real estate owned and other repossessed assets	4,596	4,867
Goodwill	302,940	302,244
Other intangible assets, net	6,101	8,757
Unconsolidated investments	7,575	8,124
Other assets	111,212	120,357
TOTAL ASSETS	$9,598,902	$9,750,865

LIABILITIES
Non-interest bearing deposits	$1,185,936	$1,085,158
Interest bearing deposits	5,519,000	5,644,587
Total deposits	6,704,936	6,729,745

Customer repurchase agreements	593,540	607,705
Federal Home Loan Bank advances and other borrowings	833,828	910,378
Senior long-term debt	125,000	125,000
Subordinated debentures	77,321	77,321
Accrued interest payable and other liabilities	102,720	112,077
TOTAL LIABILITIES	8,437,345	8,562,226

SHAREHOLDERS' EQUITY
Common stock, no stated par value; authorized 250,000,000 shares, issued 152,267,940 shares	1,391,151	1,390,130
Accumulated deficit	(87,043)	(135,246)
Accumulated other comprehensive loss	(17,891)	(10,991)
Treasury stock: December 31, 2015 - 11,959,300 shares; December 31, 2014 - 5,131,856 shares	(124,660)	(55,254)
TOTAL SHAREHOLDERS' EQUITY	1,161,557	1,188,639
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,598,902	$9,750,865

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income

(dollars in thousands, except per share data)	Year Ended December 31,
	2015	2014	2013
INTEREST INCOME
Loans, including fees	$234,846	$217,447	$220,158
Investment securities
Taxable	46,611	45,453	40,497
Tax-exempt	22,838	24,976	27,421
Deposits with banks	173	143	203
Total interest income	304,468	288,019	288,279
INTEREST EXPENSE
Deposits	18,649	18,543	22,379
Customer repurchase agreements	1,628	1,624	1,805
Repurchase agreements	—	1,406	2,571
Federal Home Loan Bank advances and other borrowings	6,562	5,613	6,370
Senior long-term debt	5,464	1,592	—
Subordinated debentures	2,165	2,127	3,092
Total interest expense	34,468	30,905	36,217
Net interest income	270,000	257,114	252,062
Provision for loan losses	500	5,751	5,250
Net interest income after provision for loan losses	269,500	251,363	246,812
NON-INTEREST INCOME
Wealth management	26,638	28,067	27,309
Service charges on deposit accounts	13,518	14,469	15,234
Insurance commissions and fees	12,538	12,814	12,692
Cash management and electronic banking fees	20,024	19,066	18,914
Mortgage banking	5,821	3,852	6,500
Bank owned life insurance	7,433	4,995	5,116
Earnings (losses) of unconsolidated investments	(255)	(549)	710
Gain on sale of non-performing loans	—	946	—
Other operating income	9,453	8,494	9,427
Net gains from fair value changes of subordinated debentures	—	—	2,111
Net gains on sales of investment securities	—	21	54
Total non-interest income	95,170	92,175	98,067
NON-INTEREST EXPENSE
Salaries, wages and employee benefits	118,091	115,579	117,000
Premises and equipment	33,991	31,944	30,447
FDIC insurance	5,271	5,001	5,467
Other operating expenses	54,786	55,921	58,109
Merger related expenses	2,961	2,878	—
Loss on debt extinguishment	—	—	64,888
Corporate reorganization expense	—	—	6,000
Total non-interest expense	215,100	211,323	281,911
Income before income taxes	149,570	132,215	62,968
Income tax expense	38,879	33,509	9,581
NET INCOME	$110,691	$98,706	$53,387
PER SHARE OF COMMON STOCK
Basic earnings available to common shareholders	$0.79	$0.70	$0.37
Diluted earnings available to common shareholders	$0.78	$0.70	$0.37
Dividends paid in cash	$0.44	$0.41	$0.30	(a)

(a) In lieu of a 1st quarter 2013 cash dividend, the Company paid an additional dividend of $0.10 per share in the 4th quarter of 2012.

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(dollars in thousands)	2015			2014			2013
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Net income	$149,570	$38,879	$110,691	$132,215	$33,509	$98,706	$62,968	$9,581	$53,387

Unrealized holding (losses) gains arising during the period	(11,636)	(4,073)	(7,563)	30,677	10,736	19,941	(81,099)	(28,385)	(52,714)
Less net gains (losses) on sales of investment securities realized in net income	—	—	—	21	7	14	54	19	35
Unrealized gains (losses) on investment securities	(11,636)	(4,073)	(7,563)	30,656	10,729	19,927	(81,153)	(28,404)	(52,749)

Pension adjustment	1,020	357	663	(15,016)	(5,255)	(9,761)	11,174	3,911	7,263
Other comprehensive income (loss)	(10,616)	(3,716)	(6,900)	15,640	5,474	10,166	(69,979)	(24,493)	(45,486)

Total comprehensive income (loss)	$138,954	$35,163	$103,791	$147,855	$38,983	$108,872	$(7,011)	$(14,912)	$7,901

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity

(dollars in thousands)	Common		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Value				Total
Balance at December 31, 2012	145,163,585	$1,387,644	$(185,680)	$24,329	$(65,001)	$1,161,292

Comprehensive income:
Net income			53,387			53,387
Other comprehensive loss, net of taxes				(45,486)		(45,486)
Total comprehensive income						7,901
Cash dividends declared - common			(43,697)			(43,697)
Shares issued under share-based plans, net of excess tax benefits	635,166	322			6,048	6,370
Balance at December 31, 2013	145,798,751	1,387,966	(175,990)	(21,157)	(58,953)	1,131,866

Comprehensive income:
Net income			98,706			98,706
Other comprehensive income, net of taxes				10,166		10,166
Total comprehensive income						108,872
Cash dividends declared - common			(57,962)			(57,962)
Shares issued under share-based plans, net of excess tax benefits	595,535	1,585			5,569	7,154
Treasury shares purchased	(7,289,155)				(78,549)	(78,549)
Common stock issued, business combination	8,030,953	579			76,679	77,258
Balance at December 31, 2014	147,136,084	1,390,130	(135,246)	(10,991)	(55,254)	1,188,639

Comprehensive income:
Net income			110,691			110,691
Other comprehensive loss, net of taxes				(6,900)		(6,900)
Total comprehensive income						103,791
Cash dividends declared - common			(62,488)			(62,488)
Shares issued under share-based plans, net of excess tax benefits	642,610	1,021			7,110	8,131
Treasury shares purchased	(7,470,054)				(76,516)	(76,516)
Balance at December 31, 2015	140,308,640	$1,391,151	$(87,043)	$(17,891)	$(124,660)	$1,161,557

The accompanying notes are an integral part of these financial statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(dollars in thousands)	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$110,691	$98,706	$53,387
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	500	5,751	5,250
Depreciation and amortization	13,014	12,096	13,000
Amortization of premiums and discounts on investment securities, net	1,993	646	2,622
Gains from sale of investment securities, net	—	(21)	(54)
Increase in fair value of subordinated debentures	—	—	(2,111)
Bank owned life insurance policy income	(7,433)	(4,995)	(5,116)
Share-based compensation expense	5,245	4,315	3,309
Unconsolidated investment distributions, net	549	589	2,634
Loans originated for resale	(150,185)	(100,253)	(177,012)
Proceeds from sale of loans originated for resale	148,692	103,966	191,556
Proceeds from sale of non-performing loans	—	3,046	—
Gains on sale of loans, net	(4,330)	(2,939)	(5,165)
Gains on sale of non-performing loans, net	—	(946)	—
Losses (gains) on sale of other real estate owned, net	221	(144)	(332)
Gains on sale of buildings	(495)	(122)	(301)
Loss on debt extinguishment	—	—	64,888
Changes in assets and liabilities:
Decrease in accrued interest receivable	461	73	1,396
(Decrease) increase in accrued interest payable	(56)	390	(1,578)
Decrease (increase) in other assets	12,595	4,494	(13,740)
(Decrease) increase in other liabilities	(8,973)	(12,519)	29,424
Net cash provided by operating activities	122,489	112,133	162,057
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of investment securities held-to-maturity	154,342	97,633	25,499
Proceeds from maturities and repayments of investment securities available-for-sale	321,457	279,208	433,200
Proceeds from sale of investment securities available-for-sale	—	39,346	3,432
Purchase of investment securities available-for-sale	(474,906)	(378,375)	(612,024)
Purchase of investment securities held-to-maturity	(274)	(2,568)	—
Proceeds from (purchases of) sale of other securities	1,894	(3,766)	4,614
Proceeds from sale of loans previously held-for-investment	527	3,384	3,764
Proceeds from sale of acquired credit impaired loans	9,620	—	—
Increase in loans	(76,280)	(233,578)	(131,552)
Purchases of premises and equipment	(1,122)	(22,850)	(9,590)
Proceeds from sale of other real estate owned	1,181	1,975	3,317
Proceeds from sale of buildings	1,599	4,183	868
Decrease in cash surrender value of bank owned life insurance from claims	4,828	—	—
Purchase of bank owned life insurance	(25,000)	—	—
Acquisitions, net of cash and cash equivalents	—	(24,302)	—
Net cash used in investing activities	(82,134)	(239,710)	(278,472)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in transaction and savings accounts	62,444	190,655	321,512
Net decrease in time deposits	(87,253)	(191,920)	(184,499)
Net (decrease) increase in customer repurchase agreements	(14,165)	55,969	(8,329)
Decrease in short-term borrowings	—	—	(100,000)
Decrease in repurchase agreements	—	(50,000)	(25,000)
Net (decrease) increase in FHLB advances	(76,532)	261,408	73,597
Repayment of subordinated debentures	—	—	(65,206)
Proceeds from senior long-term debt	—	125,000	—
Proceeds from shares issued, share-based plans	4,258	3,365	3,428
Excess tax benefit (expense) on share-based plans	154	(73)	4
Purchase of treasury stock	(76,516)	(78,549)	—
Cash dividends, common	(62,488)	(57,962)	(43,697)
Net cash provided by (used in) financing activities	(250,098)	257,893	(28,190)
Net increase (decrease) in cash and cash equivalents	(209,743)	130,316	(144,605)
Cash and cash equivalents at beginning of year	413,839	283,523	428,128
Cash and cash equivalents at end of year	$204,096	$413,839	$283,523

The accompanying notes are an integral part of these statements.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES
Supplemental Cash Flow Disclosures

The Company considers cash and due from banks and interest bearing deposits with banks as cash equivalents for the purposes of reporting cash flows.  Cash paid for interest and taxes is as follows:

(dollars in thousands)	Year Ended December 31,
	2015	2014	2013
Interest	$34,523	$29,856	$37,796
Income taxes	25,633	26,416	5,694

Acquisitions of noncash assets and liabilities:
Assets acquired	$—	$772,391	$—
Liabilities assumed	—	709,645	—

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

National Penn Bancshares, Inc. (the “Company” or “National Penn”), primarily through its national bank subsidiary, National Penn Bank (“NPB”) serves residents and businesses primarily in eastern and central Pennsylvania.  NPB, which has 124 retail branch office locations (116 in Pennsylvania, 7 in New Jersey, and 1 in Cecil County, Maryland), is a locally managed community bank providing commercial banking products, primarily loans and deposits.

The Company’s financial services units consist of an array of investment, insurance and employee benefit services through its non-bank subsidiaries. National Penn’s financial services divisions and affiliates include its National Penn Investors Trust Company division; Institutional Advisors LLC; and National Penn Insurance Services Group, Inc.

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

Advertising Costs

Advertising costs are recorded in the period they are incurred within other operating expenses in non-interest expense in the consolidated statement of income. Advertising expense was $6.2 million, $6.0 million, and $5.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Cash and Cash Equivalents

Cash and due from banks and interest bearing deposits with banks comprise “cash and cash equivalents” on the consolidated balance sheet and statement of cash flows.  Cash held on deposit with other financial institutions may exceed FDIC insurance limits.

The Company is required to maintain cash reserves that are considered restrictions on cash and due from banks shown on our consolidated balance sheet. These restrictions consist of required reserves with the Federal Reserve Bank related to our deposit liabilities and cash collateral related to letters of credit and interest rate swaps with financial institution counterparties. Total restricted cash was $88.4 million and $75.3 million as of December 31, 2015 and 2014, respectively.

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

Purchased Loans

Purchased loans are initially recorded at their acquisition date fair values. Fair values for purchased loans are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, default rates, loss severity, collateral values, discount rates, payment speeds, prepayment risk, and liquidity risk. No allowance for loan losses is recognized at the date of acquisition for purchased loans.

Purchased loans which have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, are considered to be “purchased credit impaired loans.” Purchased credit impaired (PCI) loans are initially recorded at fair value. The amount of expected cash flows that exceed the initial investment in the loan represent the accretable yield, which is recognized as interest income on a level-yield basis over the life of the loan. The excess of total contractual cash flows over the cash flows expected at acquisition is considered the non-accretable difference and is not recognized as a yield adjustment, loss accrual or valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loans over their remaining lives. Decreases in expected cash flows due to an inability to collect contractual cash flows are recognized as impairment through the provision for loan losses. Any allowance for loan losses on these loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). Any disposals of loans, including sales of loans, payments in full or foreclosures result in the derecognition of the loan at its carrying value with differences in actual results reflected in interest income.

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

Through negotiations with a borrower, the Company may restructure a loan prior to or at its contractual maturity. Modification of a loan’s terms constitutes a troubled debt restructuring ("TDR") if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession that it would not otherwise consider. The Company restructures loans in an attempt to preserve or improve the economic recovery of principal and/or interest due from a borrower. Not all modifications of loan terms automatically result in a TDR, only modifications which are concessions (terms not otherwise attainable) to a borrower experiencing financial distress constitute TDRs. TDRs are disclosed as "restructured loans". TDRs and non-accrual loans comprise the Company’s impaired loans which are evaluated individually for purposes of determining the allowance for loan losses.

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

Allowance for Loan Losses

Management conducts an analysis of the loan portfolio to estimate the amount of the allowance for loan losses ("allowance") which is adequate to absorb inherent losses incurred on existing loans. The allowance is established through a provision for loan losses charged as an expense in the consolidated statement of income. Loans are charged-off to the allowance when management believes that the collectability of the principal is less than probable and sufficient information exists to make a reasonable estimate of the loss or a loss event has been confirmed.

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

Unallocated Reserve

The unallocated reserve addresses inherent losses not included elsewhere in the allowance. It represents an element in the adequacy of the allowance given the nature of the calculation and the inherent imprecision and uncertainty as to estimated losses. In the fourth quarter of 2015, the Company refined its process for estimating the allowance for loan losses and allocated the previously unallocated reserve to the various loan portfolio segments.

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

Senior Long-term Debt

The Company's senior long-term debt consists of $125 million aggregate principal amount of unsecured, fixed rate senior notes issued on September 16, 2014, with a maturity date of September 30, 2024. The notes bear an annual fixed interest rate of 4.25%, and are payable, as to interest, on March 30th and September 30th of each year. Interest expense related to the notes is recognized on the accrual basis of accounting in the consolidated statement of income.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") includes items that are subject to periodic measurement on the consolidated balance sheet but are not included in the determination of net income for the period in the consolidated statement of income. As such, amounts recorded in AOCI are on an after-tax basis and consist primarily of unrealized gains or losses on investment securities available-for-sale, unamortized unrealized gains or losses on investment securities reclassified from available-for-sale to held-to-maturity, and changes in pension obligations.

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

Recent Accounting Pronouncements

Troubled Debt Restructurings by Creditors

In January 2014, the FASB issued guidance to clarify when banks should reclassify mortgage loans collateralized by residential real estate properties from the loan portfolio to other real estate owned. The FASB defined an in-substance repossession or foreclosure to have occurred and a creditor is considered to have taken physical possession of residential real estate collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The effective date is for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, with early adoption permitted. The adoption of this guidance did not have a material effect on the financial condition or results of operations of the Company.

In August 2014, the FASB issued a standard which will require creditors to derecognize certain foreclosed government-guaranteed mortgage loans and to recognize a separate other receivable that is measured at the amount the creditor expects to recover from the guarantor, and to treat the guarantee and the receivable as a single unit of account. The standard was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance did not have a material effect on the financial condition or results of operations of the Company.

Revenue from Contracts with Customers

The amendments in this update replaces the existing revenue recognition guidance, including most industry-specific revenue recognition guidance. The standard creates a single, principle-based revenue recognition framework and will require entities to apply significantly more judgment and expanded disclosures surrounding revenue recognition. The core principle requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard applies to contracts with customers to provide goods and services, with certain exclusions such as lease contracts, financing arrangements, and financial instruments. The amendments in this standard are effective for fiscal years beginning after December 15, 2017. The amendments can be adopted using either the full retrospective approach or a modified retrospective approach. Early adoption is prohibited. The Company's does not expect this guidance to have a material impact on its financial position or results of operations.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued a standard, which will significantly change the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities when the fair value option is elected.
The standard is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2017.

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

The SEC declared the registration statement on Form S-4 effective on October 23, 2015, the merger was approved by National Penn's shareholders on December 16, 2015, and all required regulatory approvals have been received. The merger is expected to close on or about April 1, 2016.

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

2. BUSINESS COMBINATIONS - Continued

The acquisition was valued at approximately $136 million, consisting of $58.4 million in cash and the issuance of 8,030,953 shares of the Company's common stock valued at $77.3 million, in exchange for 1,903,139 shares of TF Financial common stock.

The Company recorded $44.7 million in goodwill and $4.8 million in core deposit intangibles as a result of the acquisition. The amount of goodwill recorded reflects the excess purchase price over the estimated fair value of the net assets acquired. None of the goodwill is deductible for income tax purposes.

3. EARNINGS PER SHARE

The components of the Company’s basic and diluted earnings per share are as follows:

(dollars in thousands, except per share data)	Year Ended December 31,
	2015	2014	2013
Net income	$110,691	$98,706	$53,387
Calculation of shares
Weighted average basic shares	140,889,264	141,281,690	145,602,670
Dilutive effect of share-based compensation	659,962	541,917	441,388
Weighted average fully diluted shares	141,549,226	141,823,607	146,044,058
Earnings per share
Basic	$0.79	$0.70	$0.37
Diluted	$0.78	$0.70	$0.37

The following stock options were excluded from the computation of earnings per share as they were anti-dilutive:

	Year Ended December 31,
	2015	2014	2013
Stock options	1,306,089	1,948,027	3,429,793

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

4. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities at December 31, 2015 are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
State and municipal bonds	$57,533	$3,293	$(26)	$60,800
Agency mortgage-backed securities/collateralized mortgage obligations (g)	1,600,607	11,731	(14,114)	1,598,224
Corporate securities and other	3,556	143	(333)	3,366
Marketable equity securities	3,583	2,887	(31)	6,439
Total	$1,665,279	$18,054	$(14,504)	$1,668,829

	Carrying Value (h)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity
U.S. Government agencies	$3,891	$71	$—	$3,962
State and municipal bonds	473,737	19,413	(345)	492,805
Agency mortgage-backed securities/collateralized mortgage obligations (g)	289,993	2,760	(873)	291,880
Corporate securities and other	1,013	—	(7)	1,006
Total	$768,634	$22,244	$(1,225)	$789,653

(g) Includes U.S. Government sponsored agency securities.
(h) For securities which were transferred from the available-for-sale category to held-to maturity, the carrying value of the transferred securities represents their fair value at the date of transfer adjusted for subsequent amortization.  The carrying value of all other held-to-maturity securities represents their amortized cost.

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

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s investment securities at December 31, 2014 are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
U.S. Government agencies	$1,000	$7	$—	$1,007
State and municipal bonds	63,674	4,488	(82)	68,080
Agency mortgage-backed securities/collateralized mortgage obligations (g)	1,442,102	19,234	(9,875)	1,451,461
Corporate securities and other	4,109	600	(348)	4,361
Marketable equity securities	3,583	2,169	—	5,752
Total	$1,514,468	$26,498	$(10,305)	$1,530,661

	Carrying Value (h)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-Maturity
U.S. Government agencies	$3,869	$55	$—	$3,924
State and municipal bonds	551,627	24,480	(63)	576,044
Agency mortgage-backed securities/collateralized mortgage obligations (g)	364,100	5,098	(694)	368,504
Non-agency collateralized mortgage obligations	1,446	21	(4)	1,463
Total	$921,042	$29,654	$(761)	$949,935

(g) Includes U.S. Government sponsored agency securities.
(h) For securities which were transferred from the available-for-sale category to held-to maturity, the carrying value of the transferred securities represents their fair value at the date of transfer adjusted for subsequent amortization.  The carrying value of all other held-to-maturity securities represents their amortized cost.

Gains and losses from sales of investment securities are as follows:

(dollars in thousands)	For the Year Ended December 31,
	2015	2014	2013
Gains	$—	$142	$54
Losses	—	(121)	—
Net gains on sales of investment securities	$—	$21	$54

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

4. INVESTMENT SECURITIES – Continued

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2015 and December 31, 2014, respectively.

December 31, 2015
		Less than 12 months		12 months or longer		Total
(dollars in thousands)	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and municipal bonds	54	$29,606	$(293)	$9,012	$(78)	$38,618	$(371)
Agency mortgage-backed securities/collateralized mortgage obligations (g)	260	855,983	(7,423)	238,924	(7,564)	1,094,907	(14,987)
Corporate securities and other	3	1,006	(7)	1,165	(333)	2,171	(340)
Total debt securities	317	886,595	(7,723)	249,101	(7,975)	1,135,696	(15,698)
Marketable equity securities	2	415	(31)	—	—	415	(31)
Total	319	$887,010	$(7,754)	$249,101	$(7,975)	$1,136,111	$(15,729)

December 31, 2014
		Less than 12 months		12 months or longer		Total
(dollars in thousands)	No. of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and municipal bonds	29	$9,166	$(47)	$10,572	$(98)	$19,738	$(145)
Agency mortgage-backed securities/collateralized mortgage obligations (g)	123	250,975	(1,763)	296,419	(8,806)	547,394	(10,569)
Corporate securities and other	3	1,010	(4)	1,150	(348)	2,160	(352)
Total	155	$261,151	$(1,814)	$308,141	$(9,252)	$569,292	$(11,066)

(g) Includes U.S. Government sponsored agency securities.

The fair value of investment securities pledged as collateral are presented below:

(dollars in thousands)	December 31,
	2015	2014
Deposits	$982,872	$1,043,175
Customer repurchase agreements	650,256	662,737
Other	56,186	70,837
Total	$1,689,314	$1,776,749

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

4. INVESTMENT SECURITIES – Continued

The specified values of investment securities, by contractual maturity, at December 31, 2015 are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Carrying Value	Fair Value
Due in one year or less	$7,196	$7,373	$1,633	$1,636
Due after one through five years	50,593	53,968	20,609	20,975
Due after five through ten years	166,477	172,055	264,019	274,632
Due after ten years	1,437,430	1,428,994	482,373	492,410
Marketable equity securities	3,583	6,439	—	—
Total	$1,665,279	$1,668,829	$768,634	$789,653

Evaluation of Impairment of Securities

The Company did not record any other-than-temporary impairment ("OTTI") losses for the years ended December 31, 2015, 2014 and 2013.

As of December 31, 2015 and 2014, accumulated other comprehensive income does not include any impairment related charges for the non-credit-related components of OTTI.

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

At December 31, 2015, gross unrealized losses totaled $15.7 million, and the gross unrealized losses of securities in an unrealized loss position for twelve months or longer totaled $8.0 million, of which $7.6 million is attributable to agency mortgage-backed securities and collateralized mortgage obligations and $0.3 million is attributable to corporate securities and other.  The Company evaluates a variety of factors in concluding whether securities are other-than-temporarily impaired.  These factors include, but are not limited to, the type and purpose of the bond, the underlying rating of the bond issuer, and the presence of credit enhancements (i.e. state guarantees, municipal bond insurance, collateral requirements, etc.). As a result of its review and considering the attributes of the individual securities, the Company concluded that the securities were not other-than-temporarily impaired.

Because the Company does not intend to sell these investments and it is not more likely than not it will be required to sell these investments before a recovery of carrying value, which may be maturity, the Company does not consider the securities in an unrealized loss position for twelve months or longer to be other-than-temporarily impaired.

Other securities on the Company’s consolidated balance sheet totaled $65.6 million and $67.5 million as of December 31, 2015 and December 31, 2014, respectively. The balance includes Federal Loan Home Bank ("FHLB") of Pittsburgh stock and Federal Reserve Bank stock. These securities lack a market, and as such they are carried at par/cost since their fair value is not readily determinable. The Company evaluates, and will continue to evaluate, these securities for impairment each reporting period and has concluded the carrying value of these securities is not impaired. During 2015, the FHLB of Pittsburgh and the Federal Reserve Bank repurchased an additional $1.9 million, net, of capital stock from the Company at par/cost. Also, during 2015 and 2014 the Company received and recorded dividends on its FHLB stock.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

5. LOANS

The following table summarizes loans outstanding, net of unearned income:

December 31, 2015
(dollars in thousands)	Originated Loans	Acquired Loans	Total
Commercial and industrial	$2,649,322	$45,825	$2,695,147

CRE - permanent	1,190,577	99,495	1,290,072
CRE - construction	143,095	5,438	148,533
Commercial real estate	1,333,672	104,933	1,438,605

Residential mortgages	655,457	205,907	861,364
Home equity	806,041	101,173	907,214
All other consumer	292,776	93	292,869
Consumer	1,754,274	307,173	2,061,447

Loans	$5,737,268	$457,931	$6,195,199

December 31, 2014
(dollars in thousands)	Originated Loans	Acquired Loans	Total
Commercial and industrial	$2,548,438	$51,429	$2,599,867

CRE - permanent	1,092,006	137,312	1,229,318
CRE - construction	196,554	6,988	203,542
Commercial real estate	1,288,560	144,300	1,432,860

Residential mortgages	654,617	253,740	908,357
Home equity	783,248	130,582	913,830
All other consumer	287,224	141	287,365
Consumer	1,725,089	384,463	2,109,552

Loans	$5,562,087	$580,192	$6,142,279

The carrying value of acquired loans is inclusive of a net fair value adjustment of $3.9 million and $5.0 million at December 31, 2015 and December 31, 2014, respectively. The net fair value adjustment is evaluated periodically to assess its adequacy. At December 31, 2015, the net fair value adjustment was determined to be adequate and will continue to be accreted to interest income over the remaining life of the related portfolio.

At December 31, 2014, the carrying value of the Company's purchased credit-impaired ("PCI") loan portfolio was $7.6 million. During 2015, all but one loan from the PCI portfolio was resolved through settlements and/or sales, and at December 31, 2015, the carrying value of the PCI portfolio was $0.2 million, inclusive of $0.2 million fair value adjustment. The Company will continue to evaluate the credit performance of the PCI loan portfolio and its potential resolution.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

5. LOANS - Continued

The following tables present classifications for originated loans:

December 31, 2015	Performing			Non-Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified		Total
Commercial and industrial	$2,571,866	$16,625	$55,690	$5,141	$2,649,322

CRE - permanent	1,169,024	6,758	8,433	6,362	1,190,577
CRE - construction	135,908	244	1,686	5,257	143,095
Commercial real estate	1,304,932	7,002	10,119	11,619	1,333,672

Residential mortgages	639,341	—	508	15,608	655,457
Home equity	799,707	—	472	5,862	806,041
All other consumer	287,753	—	3,756	1,267	292,776
Consumer	1,726,801	—	4,736	22,737	1,754,274

Originated loans	$5,603,599	$23,627	$70,545	$39,497	$5,737,268

Percent of originated loans	97.67%	0.41%	1.23%	0.69%	100.00%

December 31, 2014	Performing			Non-Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified		Total
Commercial and industrial	$2,431,251	$24,129	$70,765	$22,293	$2,548,438

CRE - permanent	1,065,916	4,351	13,307	8,432	1,092,006
CRE - construction	182,554	701	5,186	8,113	196,554
Commercial real estate	1,248,470	5,052	18,493	16,545	1,288,560

Residential mortgages	640,344	—	314	13,959	654,617
Home equity	778,611	—	335	4,302	783,248
All other consumer	280,975	—	4,256	1,993	287,224
Consumer	1,699,930	—	4,905	20,254	1,725,089

Originated loans	$5,379,651	$29,181	$94,163	$59,092	$5,562,087

Percent of originated loans	96.73%	0.52%	1.69%	1.06%	100.00%

Loans include overdrafts of $0.8 million at December 31, 2015 and $1.0 million at December 31, 2014.

Unamortized loan origination costs, net of fees, were $9.5 million and $7.2 million at December 31, 2015 and 2014, respectively, and are included in the stated balance of loans on the Company's balance sheets.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

5. LOANS - Continued

The following tables present classifications for acquired loans:

December 31, 2015	Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified	Non-Performing	PCI	Total
Commercial and industrial	$42,904	$—	$2,554	$367	$—	$45,825

CRE - permanent	94,800	1,438	2,711	353	193	99,495
CRE - construction	5,438	—	—	—	—	5,438
Commercial real estate	100,238	1,438	2,711	353	193	104,933

Residential mortgages	204,526	—	—	1,381	—	205,907
Home equity	100,827	—	—	346	—	101,173
All other consumer	93	—	—	—	—	93
Consumer	305,446	—	—	1,727	—	307,173

Acquired loans	$448,588	$1,438	$5,265	$2,447	$193	$457,931

Percent of acquired loans	97.96%	0.31%	1.15%	0.54%	0.04%	100.00%

December 31, 2014	Performing
(dollars in thousands)	Pass Rated	Special Mention	Classified	Non-Performing	PCI	Total
Commercial and industrial	$49,091	$697	$418	$—	$1,223	$51,429

CRE - permanent	122,952	7,840	1,409	—	5,111	137,312
CRE - construction	6,931	—	—	—	57	6,988
Commercial real estate	129,883	7,840	1,409	—	5,168	144,300

Residential mortgages	252,454	—	31	—	1,255	253,740
Home equity	130,552	—	30	—	—	130,582
All other consumer	141	—	—	—	—	141
Consumer	383,147	—	61	—	1,255	384,463

Acquired loans	$562,121	$8,537	$1,888	$—	$7,646	$580,192

Percent of acquired loans	96.88%	1.47%	0.33%	—%	1.32%	100.00%

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

5. LOANS - Continued

The following table represents the details for past due loans:

December 31, 2015	Past Due and Still Accruing				Accruing Current Balances	PCI Loans	Non-Accrual Balances (j)	Total Balances
(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More (i)	Total
Commercial and industrial	$754	$477	$—	$1,231	$2,688,780	$—	$5,136	$2,695,147

CRE - permanent	226	634	—	860	1,282,978	193	6,041	1,290,072
CRE - construction	—	—	—	—	143,276	—	5,257	148,533
Commercial real estate	226	634	—	860	1,426,254	193	11,298	1,438,605

Residential mortgages	4,837	2,387	26	7,250	843,754	—	10,360	861,364
Home equity	3,758	1,350	471	5,579	896,983	—	4,652	907,214
All other consumer	3,281	852	1,210	5,343	286,345	—	1,181	292,869
Consumer	11,876	4,589	1,707	18,172	2,027,082	—	16,193	2,061,447

Loans	$12,856	$5,700	$1,707	$20,263	$6,142,116	$193	$32,627	$6,195,199

Percent of loans	0.21%	0.09%	0.03%	0.33%		—%	0.53%

December 31, 2014	Past Due and Still Accruing				Accruing Current Balances	PCI Loans	Non-Accrual Balances (j)
(dollars in thousands)	30-59 Days	60-89 Days	90 Days or More (i)	Total				Total Balances
Commercial and industrial	$738	$369	$137	$1,244	$2,575,469	$1,223	$21,931	$2,599,867

CRE - permanent	2,052	286	57	2,395	1,213,897	5,111	7,915	1,229,318
CRE - construction	425	—	—	425	194,947	57	8,113	203,542
Commercial real estate	2,477	286	57	2,820	1,408,844	5,168	16,028	1,432,860

Residential mortgages	6,013	1,363	304	7,680	891,716	1,255	7,706	908,357
Home equity	4,596	579	365	5,540	904,864	—	3,426	913,830
All other consumer	3,039	657	1,320	5,016	280,603	—	1,746	287,365
Consumer	13,648	2,599	1,989	18,236	2,077,183	1,255	12,878	2,109,552

Loans	$16,863	$3,254	$2,183	$22,300	$6,061,496	$7,646	$50,837	$6,142,279

Percent of loans	0.27%	0.05%	0.04%	0.36%		0.12%	0.83%

(i) Loans 90 days or more past due remain on accrual status if they are well secured and collection of all principal and interest is probable.
(j) At December 31, 2015, non-accrual balances included troubled debt restructurings of $10.1 million of commercial real estate loans, $2.3 million of commercial and industrial loans, and $3.8 million of consumer loans. At December 31, 2014, non-accrual balances included troubled debt restructurings of $14.0 million of commercial real estate loans, $8.2 million of commercial and industrial loans, and $3.4 million of consumer loans.

Changes in the allowance for loan losses are summarized as follows:

(dollars in thousands)	Year Ended December 31,
	2015	2014	2013
Beginning allowance	$90,675	$96,367	$110,955
Provision for loan losses	500	5,751	5,250
Recoveries	6,282	5,578	5,155
Charge-offs	(18,412)	(17,021)	(24,993)
Net Charge-offs	(12,130)	(11,443)	(19,838)
Ending allowance	$79,045	$90,675	$96,367

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

5. LOANS - Continued

Additional details for changes in the allowance for loan losses by loan portfolio are as follows:

December 31, 2015
(dollars in thousands)	Commercial and Industrial (k)	Commercial Real Estate (l)	Consumer (m)	Unallocated	Total
Allowance for loan losses:
Beginning balance	$39,982	$18,696	$21,390	$10,607	$90,675
Charge-offs	(9,550)	(1,120)	(7,742)	—	(18,412)
Recoveries	3,412	908	1,962	—	6,282
Provision	5,910	(595)	5,792	(10,607)	500
Ending balance	$39,754	$17,889	$21,402	$—	$79,045
Allowance for loan losses:
Individually evaluated for impairment	$645	$2,054	$2,235	$—	$4,934
Collectively evaluated for impairment	39,109	15,835	19,167	—	74,111
Total allowance for loan losses	$39,754	$17,889	$21,402	$—	$79,045
Loans:
Individually evaluated for impairment	$5,578	$14,649	$25,058	$—	$45,285
Collectively evaluated for impairment	2,646,665	1,322,087	1,730,943	—	5,699,695
Loans	$2,652,243	$1,336,736	$1,756,001	$—	$5,744,980

December 31, 2014
(dollars in thousands)	Commercial and Industrial (k)	Commercial Real Estate (l)	Consumer (m)	Unallocated	Total
Allowance for loan losses:
Beginning balance	$41,288	$22,653	$21,478	$10,948	$96,367
Charge-offs	(5,006)	(2,746)	(9,269)	—	(17,021)
Recoveries	2,325	1,136	2,117	—	5,578
Provision	1,375	(2,347)	7,064	(341)	5,751
Ending balance	$39,982	$18,696	$21,390	$10,607	$90,675
Allowance for loan losses:
Individually evaluated for impairment	$7,165	$3,906	$1,998	$—	$13,069
Collectively evaluated for impairment	32,817	14,790	19,392	10,607	77,606
Total allowance for loan losses	$39,982	$18,696	$21,390	$10,607	$90,675
Originated loans:
Individually evaluated for impairment	$22,384	$19,295	$20,298	$—	$61,977
Collectively evaluated for impairment	2,526,054	1,269,265	1,704,791	—	5,500,110
Originated loans	$2,548,438	$1,288,560	$1,725,089	$—	$5,562,087

(k) Commercial includes all C&I loans, including those secured by real estate.
(l) CRE is defined as loans secured by non-owner occupied real estate which have a primary source of repayment of third-party rental income or the sale of the property securing the loan.
(m) Consumer loans include direct consumer loans, indirect consumer loans, consumer lines of credit, and overdrafts.

During the fourth quarter of 2015, the Company refined its process for estimating the allowance for loan losses and as a result all reserves were allocated to the various loan portfolios at December 31, 2015.

For non-impaired loans, subsequent to the acquisition date the methods utilized to estimate the required allowance for loan losses includes an evaluation of the remaining net fair value adjustment at acquisition and any changes in the loans' credit characteristics. At December 31, 2015, there was $7.7 million of acquired loans that experienced a decline in credit quality since acquisition and which were therefore included together with our originated loans when determining the allowance for loan losses.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

5. LOANS - Continued

     Impaired loan details are as follows and exclude loans acquired with deteriorated credit quality:

December 31, 2015
	Recorded Investment
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total	Life-to-Date Charge-Offs	Total Unpaid Balances	Related Allowance
Commercial and industrial	$2,199	$3,379	$5,578	$5,293	$10,871	$645

CRE - permanent	8,755	637	9,392	441	9,833	1,596
CRE - construction	4,761	496	5,257	970	6,227	458
Commercial real estate	13,516	1,133	14,649	1,411	16,060	2,054

Residential mortgages	6,524	10,946	17,470	518	17,988	1,537
Home equity	1,411	4,797	6,208	434	6,642	657
All other consumer	198	1,182	1,380	—	1,380	41
Consumer	8,133	16,925	25,058	952	26,010	2,235

Total	$23,848	$21,437	$45,285	$7,656	$52,941	$4,934

December 31, 2014
	Recorded Investment
(dollars in thousands)	With Related Allowance	Without Related Allowance	Total	Life-to-Date Charge-Offs	Total Unpaid Balances	Related Allowance
Commercial and industrial	$17,343	$5,041	$22,384	$3,981	$26,365	$7,165

CRE - permanent	9,062	2,120	11,182	7,821	19,003	2,574
CRE - construction	7,585	528	8,113	970	9,083	1,332
Commercial real estate	16,647	2,648	19,295	8,791	28,086	3,906

Residential mortgages	5,894	8,109	14,003	457	14,460	1,503
Home equity	850	3,452	4,302	436	4,738	295
All other consumer	397	1,596	1,993	—	1,993	200
Consumer	7,141	13,157	20,298	893	21,191	1,998

Total	$41,131	$20,846	$61,977	$13,665	$75,642	$13,069

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

5. LOANS - Continued

Additional impaired loan details are as follow and exclude PCI loans:

	Year Ended December 31,
(dollars in thousands)	2015		2014		2013
	Average Recorded Investment	Interest Income Recognized (n)	Average Recorded Investment	Interest Income Recognized (n)	Average Recorded Investment	Interest Income Recognized (n)
Commercial and industrial	$12,918	$19	$12,792	$17	$25,838	$77

CRE - permanent	9,946	29	7,720	24	9,584	31
CRE - construction	7,951	—	9,503	—	7,320	70
Commercial real estate	17,897	29	17,223	24	16,904	101

Residential mortgages	15,542	130	13,779	131	11,267	105
Home equity	5,510	32	4,845	14	4,994	11
All other consumer	1,655	8	1,877	13	1,758	1
Consumer	22,707	170	20,501	158	18,019	117

Total	$53,522	$218	$50,516	$199	$60,761	$295

(n) Interest income recognized for the years ended December 31, 2015, 2014, and 2013, primarily represent amounts earned on accruing TDRs.

The following table presents details of the Company's loans which experienced a troubled debt restructuring and are performing according to the modified terms. The Company's restructured loans are included within non-performing loans and impaired loans in the preceding tables.

(dollars in thousands)	December 31,
	2015	2014
Commercial and industrial	$372	$362
CRE - permanent	674	517
Residential mortgages	6,629	6,253
Home equity	1,556	876
All other consumer	86	247
Total restructured loans	$9,317	$8,255

Undrawn commitments to lend on restructured loans	$—	$—

The Company modifies loans to consumers with residential mortgages and home equity loans utilizing a program modeled after government assisted programs in order to help customers who are experiencing financial difficulty and are in jeopardy of losing their homes to foreclosure.

Other real estate owned and repossessed assets are as follows:

(dollars in thousands)	December 31,
	2015	2014
Acquired other real estate owned	$3,450	$3,675
Other real estate owned	558	753
Repossessed assets	588	439
Total other real estate owned and repossessed assets	$4,596	$4,867

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

6. PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

(dollars in thousands)	Estimated	Year Ended December 31,
	Useful Lives	2015	2014
Land	Indefinite	$17,209	$17,176
Buildings	5 to 40 years	101,615	105,080
Equipment	3 to 10 years	123,539	122,212
Leasehold improvements	2 to 20 years	26,903	28,064
Equipment leased to customers	Economic life	1,281	2,828
Total premises and equipment		270,547	275,360
Accumulated depreciation		(164,338)	(158,946)
Premises and equipment, net		$106,209	$116,414

Depreciation expense of $10.2 million, $9.5 million, and $9.1 million was included in premises and equipment expense in the consolidated statements of income for the years ended December 31, 2015, 2014 and 2013, respectively.

Lease Commitments

Future minimum payments under non-cancellable operating leases are due as follows:

(dollars in thousands)
Year Ended December 31,
2016	$7,019
2017	6,216
2018	5,902
2019	5,334
2020	4,427
Thereafter	24,736
Total	$53,634

Lease commitments of $53.6 million reflect a reduction in the future minimum lease payments of $0.8 million related to facilities impacted by the restructuring plan announced in the fourth quarter of 2013.

Total rental expense of $9.2 million, $8.6 million, and $8.5 million was included in premises and equipment expense in the consolidated statement of income for the years ended December 31, 2015, 2014 and 2013, respectively.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below provides a roll-forward of the components of the Company’s goodwill for the years ended December 31, 2015 and 2014.

(dollars in thousands)	December 31,				December 31,
	2014	Acquired	Impairment	Disposition	2015
Goodwill	$556,233	$696	$—	$—	$556,929
Accumulated impairment	(253,989)	—	—	—	(253,989)
Goodwill, net	$302,244	$696	$—	$—	$302,940

(dollars in thousands)	December 31,				December 31,
	2013	Acquired	Impairment	Disposition	2014
Goodwill	$512,268	$43,965	$—	$—	$556,233
Accumulated impairment	(253,989)	—	—	—	(253,989)
Goodwill, net	$258,279	$43,965	$—	$—	$302,244

During the second quarter of 2015, the Company performed its annual qualitative assessment of goodwill and determined that it is not more likely than not that the fair value of its reporting units are less than their carrying amounts. There were no indicators of impairment subsequent to the annual assessment for which an interim impairment test was required.

The Company’s business segments are its reporting units which are “Community Banking” and “Other” for purposes of the goodwill impairment analysis. As of December 31, 2015, the carrying value of goodwill assigned to the Community Banking segment was $280 million and the carrying value of goodwill assigned to the Other segment was $22.5 million. During the first quarter of 2015, the Company recorded an additional $0.7 million of goodwill based upon further review of the purchased credit-impaired ("PCI") loan portfolio acquired from TF Financial. This entire amount is included in the "Community Banking" reporting unit.

Due to the acquisition of TF Financial during the fourth quarter of 2014, the Company recorded a core deposit intangible asset of $4.8 million, which is scheduled to be amortized on an accelerated basis over its estimated useful life of 10 years.

The table below presents the Company’s core deposit intangibles and other intangible assets and the related amortization expense.

(dollars in thousands)	As of and for the Year Ended December 31,
	2015	2014	2013
Core deposit and other intangible assets	$6,101	$8,757	$6,854
Amortization expense	2,656	2,856	3,761

At December 31, 2015, the Company's core deposit and other intangible assets were scheduled to amortize over the succeeding five fiscal years as follows:

(dollars in thousands)
2016	$1,967
2017	1,380
2018	770
2019	581
2020	494

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

8. DEPOSITS

	As of and for the Year Ended December 31,
(dollars in thousands)	2015		2014
	Balance	Interest Expense	Balance	Interest Expense
NOW accounts	$1,939,388	$2,764	$1,913,399	$2,561
Money market accounts	1,718,791	3,894	1,827,233	3,716
Savings accounts	722,413	744	678,294	563
Time deposits less than $100	820,616	7,746	891,964	8,361
Time deposits $100 or greater	317,792	3,501	333,697	3,342
Total interest bearing deposits	5,519,000	18,649	5,644,587	18,543
Non-interest bearing deposits	1,185,936	—	1,085,158	—
Total deposits	$6,704,936	$18,649	$6,729,745	$18,543

At December 31, 2015, time deposits were scheduled to mature as follows:

(dollars in thousands)
2016	$558,202
2017	156,142
2018	135,214
2019	175,264
2020	113,344
Thereafter	242
Total	$1,138,408

9. BORROWINGS

	As of December 31,
(dollars in thousands)	2015	2014
Customer repurchase agreements	$593,540	$607,705
Federal Home Loan Bank advances and other borrowings	833,828	910,378
Senior long-term debt	125,000	125,000
Subordinated debentures	77,321	77,321
Total borrowings and other debt obligations	$1,629,689	$1,720,404

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

9. BORROWINGS - Continued

FHLB advances mature as follows:

(dollars in thousands)
As of December 31, 2015
2016	$691,106
2017	64,502
2018	5,858
2019	38,218
2020	25,000
Thereafter	9,144
Total	$833,828

On September 16, 2014, the Company issued $125 million aggregate principal amount of unsecured, fixed rate senior notes with a maturity date of September 30, 2024. The notes bear an annual fixed interest rate of 4.25%, and are payable, as to interest, on March 30th and September 30th of each year, commencing March 30, 2015. The Company incurred $1.4 million of costs related to the issuance of the notes. At December 31, 2015, the remaining unamortized costs were $1.3 million and will amortize over the remaining life of the notes.

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

Details of the Company’s obligations to the Trusts as of December 31, 2015 are as follows:

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

10. CONTINGENCIES

In the normal course of business, the Company is named as a defendant in various lawsuits.  Accruals are established for legal proceedings when information related to the loss contingencies indicates that a loss settlement is both probable and can be estimated. At December 31, 2015, the Company did not have material amounts accrued for legal proceedings as it is the opinion of management that the resolution of such suits will not have a material effect on the financial position or results of operations of the Company. The outcome of legal proceedings is inherently uncertain and, as a result, the amounts recorded may not represent the Company's ultimate loss upon resolution. Thus, the Company’s exposure and ultimate losses may be higher or lower than amounts accrued or estimated as reasonably possible exposure.

11.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss was comprised of the following components, after tax:

(dollars in thousands)	December 31,
	2015	2014	2013
Unrealized gains (losses) on investment securities	$673	$8,236	$(11,691)
Net pension loss not yet recognized in net periodic pension cost	(18,564)	(19,227)	(9,466)
Total accumulated other comprehensive loss	$(17,891)	$(10,991)	$(21,157)

12. SHAREHOLDERS’ EQUITY

Treasury Stock

On January 22, 2015, the Company announced that the Board of Directors approved a common share repurchase plan of $125 million. The authorization of this repurchase plan superseded all pre-existing share repurchase plans and expired at December 31, 2015. During the first quarter of 2015, the Company repurchased 7.5 million shares of common stock totaling $76.5 million pursuant to this plan, inclusive of the repurchase of 7.3 million shares of common stock totaling $75.0 million from Warburg Pincus at $10.25 per share. Under the terms of the Merger Agreement with BB&T, National Penn has agreed not to purchase, without BB&T's prior written consent, any shares of its common stock.

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

Dividend Reinvestment and Stock Purchase Plan (“DRP”)

The Company has a Dividend Reinvestment and Stock Purchase Plan (“DRP”) which permits participants to make monthly voluntary cash contributions in amounts not to exceed $10,000 each for investment under the DRP on or about the 17th day of the following month, at a purchase price equal to the fair market value of the Company’s common stock on the investment date.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

13. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The notional amount of financial instruments whose contract amounts represent credit risk:

(dollars in thousands)	As of December 31,
	2015	2014
Commitments to extend credit	$1,942,607	$1,960,419
Commitments to fund mortgages	35,125	27,599
Commitments to sell mortgages to investors	30,311	20,228
Letters of credit	151,042	152,714

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The Company also obtains collateral, such as real estate or liens on its customer’s assets depending on the customer, for these types of commitments. The credit risk involved in issuing letters of credit is essentially the same as that involved in lending to customers, however, since the Company does not anticipate having to perform on material amounts of standby letters of credit, the risk is estimated to be substantially less than the contractual amount of commitments outstanding.  Fair values of letters of credit were not considered to be material as of December 31, 2015 and 2014.

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

Summary information regarding interest rate swap derivative positions which were not designed in hedging relationships are as follows:

(dollars in thousands)		Notional			Receive	Pay	Life
	Positions	Amount	Asset	Liability	Rate	Rate	(Years)
December 31, 2015
Receive fixed - pay floating interest rate swaps	191	$680,171	$25,812	$48	4.44%	2.45%	5.69
Pay fixed - receive floating interest rate swaps	191	680,171	48	25,812	2.45%	4.44%	5.69
Interest rate swaps		$1,360,342	$25,860	$25,860	3.45%	3.45%	5.69

December 31, 2014
Receive fixed - pay floating interest rate swaps	165	$596,252	$24,786	$546	4.64%	2.28%	5.89
Pay fixed - receive floating interest rate swaps	165	596,252	546	24,786	2.28%	4.64%	5.89
Interest rate swaps		$1,192,504	$25,332	$25,332	3.46%	3.46%	5.89

The Company enters into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps are considered derivatives but are not designated in hedging relationships. These instruments have interest rate and credit risk associated with them. In response, the Company enters into offsetting interest rate swaps with counterparties for interest rate risk management purposes. The counterparty swaps are also considered derivatives and are also not designated in hedging relationships. Changes in the fair value of the customer and counterparty swaps are recorded net in the consolidated statement of income. Because these amounts offset each other, there was no impact on other operating income in each of 2015, 2014, and 2013. For additional analysis of the fair value on interest rate swaps refer to Footnote 15 within this section.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

13. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - Continued

The following summarizes the Company's derivative activity as of and for the year ended December 31, 2015, 2014, and 2013:

Income Statement Effect
	Balance Sheet Effect at	for the Year Ended
Derivative Instruments	December 31, 2015	December 31, 2015

Interest rate swaps	Increase to other assets/liabilities of $25.9 million.	No net effect on other operating income from offsetting $0.5 million change.

Other derivatives:
Interest rate locks	Increase to other liabilities of $0.1 million	Decrease to mortgage banking income of $0.1 million
Forward sale commitments	Increase to other liabilities of $0.2 million	Decrease to mortgage banking income of less than $0.1 million

Income Statement Effect
	Balance Sheet Effect at	for the Year Ended
Derivative Instruments	December 31, 2014	December 31, 2014

Interest rate swaps	Increase to other assets/liabilities of $25.3 million.	No net effect on other operating income from offsetting $3.7 million change.

Other derivatives:
Interest rate locks	Increase to other assets of less than $0.1 million.	Increase to mortgage banking income of $0.1 million.
Forward sale commitments	Increase to other liabilities of $0.2 million.	Decrease to mortgage banking income of $0.1 million.

Income Statement Effect
	Balance Sheet Effect at	for the Year Ended
Derivative Instruments	December 31, 2013	December 31, 2013

Interest rate swaps	Increase to other assets/liabilities of $21.6 million.	No net effect on other operating income from offsetting $6.6 million change.

Other derivatives:
Interest rate locks	Increase to other liabilities of less than $0.1 million.	Decrease to mortgage banking income of $0.1 million.
Forward sale commitments	Increase to other liabilities of $0.1 million.	Increase to mortgage banking income of $0.3 million.

The Company evaluates and establishes an estimated reserve for credit and other risks associated with off-balance-sheet positions based upon historical losses, expected performance under these arrangements and current trends in the economy. The Company recognized less than $0.1 million in other operating expenses within non-interest expense in the consolidated statement of income during 2015 for credit losses on off-balance-sheet exposures, as compared to $0.3 million recorded in 2014 and zero in 2013. As of December 31, 2015 and 2014 the reserve for off-balance sheet exposure was $0.8 million and $1.1 million, respectively.

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

The following table presents information about financial instruments that are eligible for offset as of December 31, 2015 and December 31, 2014:

December 31, 2015
(dollars in thousands)
Assets	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet
Derivatives - Interest Rate Swaps	$48	$—	$48

Liabilities
Derivatives - Interest Rate Swaps	$25,812	$—	$25,812

December 31, 2014
(dollars in thousands)
Assets	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet
Derivatives - Interest Rate Swaps	$546	$—	$546

Liabilities
Derivatives - Interest Rate Swaps	$24,786	$—	$24,786

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

14. BALANCE SHEET OFFSETTING - Continued

The following table represents a reconciliation of the net amounts of interest rate swap derivative assets and liabilities presented in the balance sheet to the net amounts that would result in the event of offset, by counterparty, as of December 31, 2015 and December 31, 2014:

December 31, 2015
(dollars in thousands)		Gross Amounts Not Offset in the Balance Sheet
Assets	Net Amounts Presented in the Balance Sheet	Financial Instruments (o)	Cash Collateral (p)	Net Amount
Counterparty A	$28	$(28)	$—	$—
Counterparty C	20	(20)	—	—
Total Assets	$48	$(48)	$—	$—

Liabilities
Counterparty A	$8,029	$(28)	$(8,585)	$(584)
Counterparty B	8,184	—	(8,510)	(326)
Counterparty C	6,996	(20)	(7,170)	(194)
All Other Counterparties	2,603	—	(2,880)	(277)
Total Liabilities	$25,812	$(48)	$(27,145)	$(1,381)

December 31, 2014
(dollars in thousands)		Gross Amounts Not Offset in the Balance Sheet
Assets	Net Amounts Presented in the Balance Sheet	Financial Instruments (o)	Cash Collateral (p)	Net Amount
Counterparty A	$536	$(536)	$—	$—
All Other Counterparties	10	(10)	—	—
Total Assets	$546	$(546)	$—	$—

Liabilities
Counterparty A	$10,142	$(536)	$(9,614)	$(8)
Counterparty B	7,378	—	(7,140)	238
Counterparty C	4,789	—	(4,590)	199
All Other Counterparties	2,477	(10)	(2,481)	(14)
Total Liabilities	$24,786	$(546)	$(23,825)	$415

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

The Company has the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e. the fair value option), on an instrument-by-instrument basis. The election to use the fair value option is available when an entity first recognizes a financial asset or liability or upon entering into a Company commitment. Subsequent changes in fair value must be recorded in earnings. The Company has not elected to apply the fair value option to any of its financial instruments at December 31, 2015.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

15.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and December 31, 2014, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

December 31, 2015	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
State and municipal bonds	$60,800	$—	$60,800	$—
Agency mortgage-backed securities/ collateralized mortgage obligations (g)	1,598,224	—	1,598,224	—
Corporate securities and other	3,366	61	2,140	1,165
Marketable equity securities	6,439	5,313	—	1,126
Investment securities, available-for-sale	1,668,829	5,374	1,661,164	2,291

Interest rate swap agreements	25,860	—	25,860	—

Total fair value of assets	$1,694,689	$5,374	$1,687,024	$2,291

Liabilities
Interest rate swap agreements	$25,860	$—	$25,860	$—
Forward sale commitments	185	—	185	—
Interest rate locks	70	—	70	—
Total fair value of liabilities	$26,115	$—	$26,115	$—

December 31, 2014	Total Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government agencies	$1,007	$—	$1,007	$—
State and municipal bonds	68,080	—	68,080	—
Agency mortgage-backed securities/ collateralized mortgage obligations (g)	1,451,461	—	1,451,461	—
Corporate securities and other	4,361	65	3,146	1,150
Marketable equity securities	5,752	4,676	—	1,076
Investment securities, available-for-sale	1,530,661	4,741	1,523,694	2,226

Interest rate swap agreements	25,332	—	25,332	—
Interest rate locks	30	—	30	—

Total fair value of assets	$1,556,023	$4,741	$1,549,056	$2,226

Liabilities
Interest rate swap agreements	$25,332	$—	$25,332	$—
Forward sale commitments	158	—	158	—
Total fair value of liabilities	$25,490	$—	$25,490	$—

(g) Includes U.S. Government sponsored agency securities.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

15.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following table presents activity for investment securities measured at fair value on a recurring basis for the year ended December 31, 2015:

(dollars in thousands)
	Beginning Balance January 1, 2015	Gains/(Losses) Included in Earnings (q)	Gains/(Losses) Included in Other Comprehensive Income	Purchases	Sales	Maturities/ Calls/Paydowns	Transfers	Ending Balance December 31, 2015
Level 1

Corporate securities and other	$65	$—	$(4)	$—	$—	$—	$—	$61
Marketable equity securities	4,676	—	637	—	—	—	—	5,313
Total level 1	4,741	—	633	—	—	—	—	5,374

Level 2

U.S. Government agencies	1,007	—	(7)	—	—	(1,000)	—	—
State and municipal bonds	68,080	1,781	(1,139)	580	—	(8,502)	—	60,800
Agency mortgage-backed securities/ collateralized mortgage obligations (g)	1,451,461	(4,878)	(11,742)	474,326	—	(310,943)	—	1,598,224
Corporate securities and other	3,146	459	(453)	—	—	(1,012)	—	2,140
Total level 2	1,523,694	(2,638)	(13,341)	474,906	—	(321,457)	—	1,661,164

Level 3

Corporate securities and other	1,150	—	15	—	—	—	—	1,165
Marketable equity securities	1,076	—	50	—	—	—	—	1,126
Total level 3	2,226	—	65	—	—	—	—	2,291

Total available-for-sale securities	$1,530,661	$(2,638)	$(12,643)	$474,906	$—	$(321,457)	$—	$1,668,829

(g) Includes U.S. Government sponsored agency securities.
(q) Includes amortization/accretion

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

15.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following table sets forth the Company’s financial assets subject to fair value adjustments (impairment) on a non-recurring basis. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2015	(Level 1)	(Level 2)	(Level 3)	Balance
Loans held-for-sale	$—	$10,000	$—	$10,000
Collateral dependent impaired loans, net (r)	—	—	33,720	33,720
OREO and other repossessed assets	—	—	4,596	4,596

December 31, 2014
Loans held-for-sale	$—	$4,178	$—	$4,178
Collateral dependent impaired loans, net (r)	—	—	43,377	43,377
OREO and other repossessed assets	—	—	4,867	4,867

(r) Excludes purchased credit impaired loans. For additional information regarding impaired loans, refer to Footnote 5.

Fair value for loans held-for-sale is estimated based upon available market data for mortgage-backed securities with similar interest rates and maturities.  Lower of cost or estimated fair value write-downs recorded on loans held-for-sale were zero as of December 31, 2015 and December 31, 2014.

The recorded investment in collateral dependent impaired loans totaled $36.6 million with a specific reserve of $2.9 million at December 31, 2015, compared to $54.6 million with a specific reserve of $11.2 million at December 31, 2014. The fair value of collateral dependent impaired loans is based upon the value of collateral securing these loans, less estimated costs to sell.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.

Fair value for OREO and other repossessed assets is estimated based upon its appraised value less costs to sell. Additional write-downs of $0.2 million were included in the period-ending OREO and other repossessed assets balances at December 31, 2015. There were no additional write-downs included in OREO and other repossessed assets balances at December 31, 2014.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

15.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The estimation methodologies, resulting fair values and recorded carrying amounts are as follows:

(dollars in thousands)	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ASSETS
Cash and cash equivalents	$204,096	$204,096	$413,839	$413,839
Investment securities available-for-sale	1,668,829	1,668,829	1,530,661	1,530,661
Investment securities held-to-maturity	768,634	789,653	921,042	949,935
Other securities	65,618	65,618	67,512	67,512
Loans held-for-sale	10,000	10,255	4,178	4,306
Loans, net of allowance for loan losses	6,116,154	6,017,669	6,051,604	5,957,399
OREO and other repossessed assets	4,596	4,596	4,867	4,867
Interest rate swap agreements	25,860	25,860	25,332	25,332
Interest rate locks	—	—	30	30

LIABILITIES
Non-interest bearing deposits	$1,185,936	$1,185,936	$1,085,158	$1,085,158
Interest bearing deposits, non-maturity	4,380,592	4,380,592	4,418,926	4,418,926
Deposits with stated maturities	1,138,408	1,132,944	1,225,661	1,223,210
Customer repurchase agreements	593,540	593,540	607,705	607,705
Federal Home Loan Bank advances and other borrowings	833,828	838,073	910,378	916,280
Subordinated debentures	77,321	77,321	77,321	77,321
Senior long-term debt	125,000	125,375	125,000	127,250
Interest rate swap agreements	25,860	25,860	25,332	25,332
Forward sale commitments	185	185	158	158
Interest rate locks	70	70	—	—

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

The fair value of other securities has been estimated to equal the carrying amount of the investment. These instruments are classified within Level 1 of the fair value hierarchy.

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

National Penn Bank’s capital amount and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulations to ensure capital adequacy require National Penn Bank and the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2015, that National Penn Bank and the Company met all capital adequacy requirements to which they are subject.

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

National Penn Bank is required to maintain average reserve balances with the Federal Reserve Bank.  The required reserve was $42.3 million at December 31, 2015. The average amount of these balances for the year ended December 31, 2015 was approximately $37.9 million.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

16.  REGULATORY MATTERS - Continued

The following tables summarize National Penn's and National Penn Bank’s regulatory capital.

December 31, 2015
(dollars in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity Tier 1 capital (to risk-weighted assets)
National Penn	$873,262	12.43%	$316,211	4.50%	n/a	n/a
National Penn Bank	787,856	11.24%	315,491	4.50%	$455,709	6.50%
Tier I capital (to risk-weighted assets)
National Penn	$947,051	13.48%	$421,615	6.00%	n/a	n/a
National Penn Bank	787,856	11.24%	420,655	6.00%	$560,873	8.00%
Total capital (to risk-weighted assets)
National Penn	$1,026,096	14.60%	$562,153	8.00%	n/a	n/a
National Penn Bank	866,901	12.37%	560,873	8.00%	$701,091	10.00%
Tier I capital (to average assets)
National Penn	$947,051	10.19%	$371,661	4.00%	n/a	n/a
National Penn Bank	787,856	8.49%	371,222	4.00%	$464,028	5.00%

December 31, 2014
(dollars in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I capital (to risk-weighted assets)
National Penn	$963,629	13.91%	$277,169	4.00%	n/a	n/a
National Penn Bank	767,993	11.18%	274,774	4.00%	$412,161	6.00%
Total capital (to risk-weighted assets)
National Penn	$1,050,295	15.16%	$554,339	8.00%	n/a	n/a
National Penn Bank	853,919	12.43%	549,548	8.00%	$686,935	10.00%
Tier I capital (to average assets)
National Penn	$963,629	10.78%	$357,615	4.00%	n/a	n/a
National Penn Bank	767,993	8.61%	356,769	4.00%	$445,961	5.00%

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

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

Matching contributions to the plan, including discretionary profit sharing, included in salaries, wages and employee benefit expenses were $3.4 million, $3.5 million, and $3.8 million, for the years ended December 31, 2015, 2014, and 2013, respectively.

National Penn Bancshares, Inc. Pension Plan

The Company has a curtailed, non-contributory defined benefit pension plan (National Penn Bancshares, Inc. Employee Pension Plan) covering substantially all employees of the Company and its subsidiaries employed as of January 1, 2009.  The Company-sponsored pension plan provides retirement benefits under pension trust agreements based on years of service. Prior to April 1, 2006, benefits are based on the average of the employee compensation during the highest five consecutive years during the last ten consecutive years of employment. Beginning on April 1, 2006, eligible compensation was limited to $50,000 per year.  The Company did not make a cash contribution to the plan in 2015 because the plan’s funding credit balance was applied toward reducing the contribution requirement.

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

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

17. BENEFIT PLANS - Continued

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet:

(dollars in thousands)	December 31,
	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$67,030	$51,847
Interest cost	2,540	2,421
Effect of change in assumptions	(3,990)	14,519
Benefits paid	(2,157)	(1,966)
Effect of change in experience	123	209
Benefit obligations at end of year	63,546	67,030
Change in plan assets:
Fair value of plan assets at beginning of year	48,887	47,584
Adjustment for market value	—	(2)
Actual return on plan assets	(225)	3,508
Benefits paid including assumed expenses	(2,465)	(2,203)
Fair value of plan assets at end of year	46,197	48,887

Funded status	$(17,349)	$(18,143)

Net loss not yet recognized in net periodic pension cost	$28,127	$28,968

The effect of change in assumptions in the above table was impacted by the increase in the discount rate utilized to calculate benefit obligations, from 3.85% for 2014 to 4.16% for 2015, and an update to the RP-2014 mortality table and improvement scale to reflect MP-2015.

Net pension cost included the following components:

(dollars in thousands)	Year Ended December 31,
	2015	2014	2013
Service cost	$307	$234	$164
Interest cost	2,540	2,421	2,235
Expected return on plan assets	(3,458)	(3,372)	(2,931)
Amortization of unrecognized net actuarial loss	658	313	634
Net periodic benefit (gain) cost	$47	$(404)	$102

Unamortized actuarial gains and losses and prior service costs and credits are recognized in AOCI.  Refer to Footnote 11 in this Report.

Weighted-average assumptions used to determine net benefit obligations:

	As of December 31,
	2015	2014	2013
Discount rate	4.16%	3.85%	4.75%
Rate of compensation increase	N/A	N/A	N/A

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

17. BENEFIT PLANS - Continued

Weighted-average assumptions used to determine net periodic benefit cost:

	Year Ended December 31,
	2015	2014	2013
Discount rate	3.85%	4.75%	4.00%
Expected long-term return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increase	N/A	N/A	N/A

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

The following table sets forth the pension plan’s financial assets at fair value by level within the fair value hierarchy:

December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015	Asset Allocation
(dollars in thousands)
Equity securities	$31,959	$—	$—	$31,959	69%
Debt securities	9,208	4,152	—	13,360	29%
Other	878	—	—	878	2%
Total	$42,045	$4,152	$—	$46,197	100%

December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014	Asset Allocation
(dollars in thousands)
Equity securities	$34,512	$—	$—	$34,512	70%
Debt securities	7,960	5,571	—	13,531	28%
Other	844	—	—	844	2%
Total	$43,316	$5,571	$—	$48,887	100%

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

17. BENEFIT PLANS - Continued

Estimated Future Benefit Payments

(dollars in thousands)
2016	$2,365
2017	2,609
2018	2,814
2019	2,910
2020	3,047
2021-2025	17,125

TF Financial Pension Plan

On October 24, 2014, the Company acquired the 3rd Fed Bank Retirement Plan as part of the acquisition of TF Financial. The plan is a non-contributory defined benefit pension plan which was frozen by TF Financial prior to the acquisition. A number of plan participants were terminated as a result of the acquisition and have since elected to receive lump sum distributions from the plan. Total lump sum distributions paid in 2015 have exceeded the plan's projected interest cost for 2015 and therefore a partial settlement of $0.1 million has been recognized for the year ended December 31, 2015.

The following tables present information regarding the benefit obligation, plan asset, funded status, amounts recognized in accumulated other comprehensive income (loss), net periodic benefit cost and other statistical disclosures for 3rd Fed Bank's plan.

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet:

(dollars in thousands)	December 31,
	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$11,915	$—
Benefit obligation from business combination	—	10,837
Interest cost	350	87
Effect of change in assumptions	(1,035)	1,093
Benefits paid	(5,084)	(102)
Effect of change in experience	181	—
Benefit obligations at end of year	6,327	11,915
Change in plan assets:
Fair value of plan assets at beginning of year	11,346	—
Fair value of plan assets from business acquisition	—	10,939
Actual return on plan assets	127	509
Benefits paid including assumed expenses	(5,111)	(102)
Fair value of plan assets at end of year	6,362	11,346

Funded status	$35	$(569)

Net loss not yet recognized in net periodic pension cost	$311	$735

The effect of change in assumptions in the above table was impacted by the increase in the discount rate utilized to calculate benefit obligations, from 3.85% for 2014 to 4.24% for 2015, and an update to the RP-2014 mortality table and improvement scale to reflect MP-2015.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

17. BENEFIT PLANS - Continued

Net pension cost included the following components:

(dollars in thousands)	Year Ended December 31,
	2015	2014
Service cost	$27	$—
Interest cost	350	87
Expected return on plan assets	(611)	(151)
Settlement loss	54	—
Net periodic benefit (gain) cost	$(180)	$(64)

Weighted-average assumptions used to determine net benefit obligations:

	As of December 31,
	2015	2014
Discount rate	4.24%	3.85%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost:

	Year Ended December 31,
	2015	2014
Discount rate	4.32%	4.40%
Expected long-term return on plan assets	7.25%	7.50%
Rate of compensation increase	N/A	N/A

Plan Assets

For additional information regarding the plan assets of the 3rd Fed Bank plan, refer to the statement on plan assets found within the National Penn Bancshares, Inc. Pension Plan disclosure. The accounting policies and asset classes held by both plans are similar.

The following table sets forth the pension plan’s financial assets at fair value by level within the fair value hierarchy:

December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015	Asset Allocation
(dollars in thousands)
Equity securities	$3,836	$—	$—	$3,836	60%
Debt securities	1,254	692	—	1,946	31%
Other	580	—	—	580	9%
Total	$5,670	$692	$—	$6,362	100%

December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014	Asset Allocation
(dollars in thousands)
Collective investment trust funds	—	$11,346	—	$11,346	100%
Total	$—	$11,346	$—	$11,346	100%

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

17. BENEFIT PLANS - Continued

Estimated Future Benefit Payments

(dollars in thousands)
2016	$241
2017	119
2018	706
2019	136
2020	301
2021-2025	2,281

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

Awards are currently granted under the National Penn Bancshares, Inc. 2014 Long-Term Incentive Compensation Plan, approved by shareholders in April 2014 (“2014 Plan”) and expiring April 22, 2024.  The 2014 Plan replaced the previous plan ("2005 Plan"), which expired November 30, 2014, and includes authorized but unissued common shares under the 2005 Plan. Under the terms of the 2014 Plan, approximately 2.9 million shares are available for issuance as of December 31, 2015.

Prior to the adoption of the 2014 Plan, the Company maintained other employee stock compensation plans ("Previous Company Plans"). A total of 10.4 million shares of common stock were made available for option or restricted stock awards. At December 31, 2015, 1.6 million shares remain outstanding from the Previous Company Plans. In addition to the Previous Company Plans, the Company issued 3,022,185 substitute stock options as a result of acquisitions made in 2008, of which, approximately 0.4 million options were outstanding at December 31, 2015.

The impact of shared-based compensation on the Company’s financial results for the following periods is as follows:

(dollars in thousands)	Year Ended December 31,
	2015	2014	2013
Share-based compensation expense	$5,245	$4,315	$3,309
Income tax benefit	(1,836)	(1,510)	(1,158)
Reduction to net income	$3,409	$2,805	$2,151

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

18. SHARE-BASED COMPENSATION - Continued

The total unrecognized compensation cost and the weighted-average period over which unrecognized compensation cost is expected to be recognized related to non-vested share-based compensation arrangements at December 31, 2015 is presented below:

(dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock	$4,081	2.2
Stock options	812	2.2
Total	$4,893	2.2

Restricted Stock

Information regarding restricted stock for the following periods is summarized below:

	Year Ended December 31,
	2015	2014	2013
Shares granted	448,243	395,621	411,723
Weighted-average grant date fair value	$9.89	$11.14	$9.85
Fair value of awards vested (000's)	$6,633	$3,066	$1,988

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2015, and changes during the year then ended, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2015	932,818	$9.97
Granted	448,243	9.89
Forfeited/Canceled	(25,246)	10.23
Vested	(602,253)	9.75
Non-vested at December 31, 2015	753,562	$10.06

Stock Options

The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rates	1.45%	1.89%	1.20%
Expected dividend yield	4.44%	3.59%	4.07%
Expected volatility	47.15%	53.39%	53.13%
Expected lives (years)	6.34	5.92	6.98

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

18. SHARE-BASED COMPENSATION - Continued

Information regarding stock options as of December 31, 2015, and changes during the year ended are presented below:

(dollars in thousands, except per share data)		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

	Options
Outstanding at January 1, 2015	2,637,889	$13.78	3.5	$2,016
Granted	254,500	9.90
Exercised	(106,451)	7.96
Forfeited	(591,360)	17.56
Outstanding at December 31, 2015	2,194,578	12.60	3.9	3,974

Exercisable at December 31, 2015	1,583,513	$13.67	2.4	$2,430

The following table summarizes information related to stock options:

(dollars in thousands, except per share data)	Year Ended December 31,
	2015	2014	2013
Options granted	254,500	246,000	247,750
Weighted-average grant date fair value	$2.95	$4.13	$3.47
Fair value of awards vested	883	708	675
Proceeds from stock options exercised	847	467	900
Tax benefit recognized from stock options exercised	133	62	112
Intrinsic value of stock options exercised	379	176	321

Employee Stock Purchase Plan

The Company's 1997 shareholder-approved Employee Stock Purchase Plan ("ESPP"), which, as amended, authorized the Company to issue up to 864,723 common shares of the Company to eligible employees at a purchase price of 90% of the fair market value of the shares on the purchase date four times annually, was suspended in connection with the announcement of the proposed merger of NPBC with and into BB&T Corporation. On September 30, 2015, the Company made its final purchase of NPBC common stock under the ESPP. For details regarding the announced merger with BB&T Corporation, refer to Footnote 2.

	Year Ended December 31,
	2015	2014	2013
ESPP shares purchased	44,758	60,812	65,161
Weighted-average employee purchase price	$10.13	$9.29	$9.44

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

19.  INCOME TAXES

The components of the income tax expense included in the consolidated statements of income are as follows:

(dollars in thousands)	Year Ended December 31,
	2015	2014	2013
FEDERAL:
Current	$23,377	$21,116	$9,339
Deferred federal expense	15,502	12,393	59
	38,879	33,509	9,398
STATE:
Current	—	—	183
Income tax expense	$38,879	$33,509	$9,581

The differences between income tax expense and the amount computed by applying the statutory federal income tax rate are as follows:

(dollars in thousands)	Year Ended December 31,
	2015	2014	2013
Computed tax expense at statutory rate	$52,350	$46,276	$22,038
State income tax expense, net	—	—	119
Decrease in taxes resulting from:
Tax-exempt loan and investment income	(12,440)	(12,141)	(12,927)
Other, net	(1,031)	(626)	351
Income tax expense	$38,879	$33,509	$9,581

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

19.  INCOME TAXES - Continued

Deferred tax assets and liabilities are composed of the following:

(dollars in thousands)	December 31,
	2015	2014
Deferred tax assets
Allowance for loan losses	$27,451	$31,736
Tax credits	17,946	25,599
Accrued incentives and deferred compensation	8,531	8,713
Net operating loss	117	983
Pension	6,158	5,549
Accrued expenses	2,709	4,141
Share-based compensation	3,190	3,475
Write-downs on other real estate	660	660
Depreciation	1,552	155
Total deferred tax assets	$68,314	$81,011
Deferred tax liabilities
Net unrealized gains on investment securities available-for-sale	$362	$4,435
Core deposit intangibles & acquisition related	6,298	5,129
Loan costs	9,576	8,720
Amortization	5,367	4,740
Mortgage servicing rights	—	505
Total deferred tax liabilities	21,603	23,529
Net deferred tax asset (included in other assets)	$46,711	$57,482

The Company believes that it is more likely than not that the deferred tax assets will be realized based upon estimates of taxable income and tax planning strategies; as a result, no valuation allowance was recorded as of December 31, 2015 or 2014. The Company has adjusted its beginning and ending deferred tax assets and liabilities for prior acquisitions and reclassifications of tax reserves.

The Company has an alternative minimum tax credit of $16.7 million which has an indefinite life.

The Company records a liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in thousands)
	2015	2014
Balance at January 1,	$719	$1,037
Additions based on tax positions related to the current year	—	75
Additions for tax positions of prior years	—	28
Reductions for tax positions of prior years	(400)	—
Reductions as a result of lapse of applicable statute of limitations	(319)	(421)
Balance at December 31,	$—	$719

The Company is subject to income taxes in the U.S. and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  The Company is no longer subject to U.S. federal tax examinations by the IRS before 2012, and is generally no longer subject to tax examinations by state and local tax authorities for the years before 2011.

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

20. CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY

The following table is a summary of selected financial information of National Penn Bancshares, Inc., parent company only:

(dollars in thousands)
	December 31,
CONDENSED BALANCE SHEETS	2015	2014
Assets:
Cash (s)	$269,122	$96,714
Investment in bank subsidiaries	1,075,357	1,066,182
Investment in other subsidiaries	18,715	224,570
Other assets	2,451	5,453
Total assets	$1,365,645	$1,392,919
Liabilities and shareholders' equity:
Subordinated debentures	$77,321	$77,321
Senior long-term debt	125,000	125,000
Other liabilities	1,767	1,959
Shareholders' equity	1,161,557	1,188,639
Total liabilities and shareholders' equity	$1,365,645	$1,392,919

(s) For tax planning purposes, cash was transferred to a subsidiary of the Parent Company totaling $200 million at December 31, 2014. The cash was subsequently transferred back to the Parent Company.

(dollars in thousands)
	Year Ended December 31,
CONDENSED STATEMENTS OF INCOME	2015	2014	2013
Income:
Equity in undistributed net (loss) earnings of subsidiaries	$12,739	$7,237	$(24,961)
Dividends from subsidiaries	104,000	95,000	79,900
Interest and other income	66	64	2,206
Total income	116,805	102,301	57,145
Expense:
Interest on senior long-term debt	5,464	1,592	—
Interest on subordinated debentures	2,165	2,127	3,092
Other operating expenses	1,742	1,777	1,502
Total expense	9,371	5,496	4,594
Income before income taxes	107,434	96,805	52,551
Income tax benefit	(3,257)	(1,901)	(836)
Net income	$110,691	$98,706	$53,387

NATIONAL PENN BANCSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements	Table of Contents

20. CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY - Continued

(dollars in thousands)
	Year Ended December 31,
CONDENSED STATEMENTS OF CASH FLOWS	2015	2014	2013
Cash flows from operating activities:
Net income	$110,691	$98,706	$53,387
Equity in undistributed net loss (earnings) of subsidiaries (t)	(12,739)	(7,237)	24,961
Decrease (increase) in other assets	3,002	(3,311)	(1,185)
(Decrease) increase in other liabilities	(192)	1,552	407
Other, net	—	—	(2,100)
Net cash provided by operating activities	100,762	89,710	75,470

Cash flows from investing activities:
Capital contributions to subsidiaries (u)	—	(200,000)	(115,000)
Capital received from subsidiaries	202,519	115,000	151,956
Outlays for business acquisitions	—	(58,436)	—
Other	—	43,741	—
Net cash provided by (used in) investing activities	202,519	(99,695)	36,956

Cash flows from financing activities:
Repayment of advances from subsidiaries	—	—	(65,206)
Proceeds from issuance of long-term debt	—	125,000	—
Common and treasury stock issuances	8,131	7,154	6,370
Purchase of treasury stock	(76,516)	(78,549)	—
Cash dividends	(62,488)	(57,962)	(43,697)
Other	—	100,000	—
Net cash (used in) provided by financing activities	(130,873)	95,643	(102,533)

Net increase in cash and cash equivalents	172,408	85,658	9,893

Cash and cash equivalents at beginning of year	96,714	11,056	1,163

Cash and cash equivalents at end of year (u)	$269,122	$96,714	$11,056

(t)  During 2015 earnings of subsidiaries totaled $117 million and were netted by distributions to the Parent Company of $104 million. In 2014, earnings of subsidiaries totaled $102 million and were netted by distributions to the Parent Company of $95.0 million.

(u) For tax planning purposes, cash was transferred to a subsidiary of the Parent Company totaling $200 million at December 31, 2014 and $115 million at December 31, 2013. The cash was subsequently returned to the Parent Company.

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

21. SEGMENT INFORMATION - Continued

The Company has also identified several other operating segments. These non-reportable segments include its National Penn Investors Trust Company division, National Penn Insurance Services Group, Inc., and the parent bank holding company and are included in the “Other” category. These operating segments do not have similar characteristics to the community banking operations and do not individually or in the aggregate meet the quantitative thresholds requiring separate disclosure. The operating segments in the “Other” category earn revenues primarily through the generation of fee income and are also aggregated based on their similar economic characteristics, products and services, type or class of customer, methods used to distribute products and services and/or nature of their regulatory environment. The identified segments reflect the manner in which financial information is currently evaluated by management. The accounting policies, used in this disclosure of operating segments, are the same as those described in the Footnote 1 "Summary of Significant Accounting Policies" within this section.

Reportable segment-specific information and reconciliation to consolidated financial information is as follows:

(dollars in thousands)	Community Banking
December 31, 2015		Other	Consolidated
Total assets	$9,562,074	$36,828	$9,598,902
Total deposits	6,704,936	—	6,704,936
Net interest income (expense)	280,335	(10,335)	270,000
Total non-interest income	54,059	41,111	95,170
Total non-interest expense	181,098	34,002	215,100
Net income (loss)	111,902	(1,211)	110,691
December 31, 2014
Total assets	9,711,763	39,102	9,750,865
Total deposits	6,729,745	—	6,729,745
Net interest income (expense)	260,777	(3,663)	257,114
Total non-interest income	49,000	43,175	92,175
Total non-interest expense	176,418	34,905	211,323
Net income	96,585	2,121	98,706
December 31, 2013
Total assets	8,551,806	40,042	8,591,848
Total deposits	6,072,578	—	6,072,578
Net interest income (expense)	255,030	(2,968)	252,062
Total non-interest income	52,968	45,099	98,067
Total non-interest expense	244,906	37,005	281,911
Net income	50,840	2,547	53,387

22. SUBSEQUENT EVENTS

On January 21, 2016, National Penn and BB&T announced that National Penn’s previously announced merger with BB&T, pursuant to the Agreement and Plan of Merger, dated as of August 17, 2015, by and between National Penn and BB&T, is expected to close on or about April 1, 2016.

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

Management, under the supervision and with the participation of National Penn’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of National Penn's internal control over financial reporting as of December 31, 2015.  In making such assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).  Based on this assessment, National Penn's management concluded that as of December 31, 2015 National Penn's internal control over financial reporting is effective.

National Penn's independent registered public accounting firm, KPMG LLP, audited National Penn's internal control over financial reporting as of December 31, 2015.  Their report, dated February 29, 2016, expressed an unqualified opinion on National Penn's internal control over financial reporting.  Their report is included in Item 8 within this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in National Penn's internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, National Penn's internal control over financial reporting.

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

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Director Information

The Board is separated into three classes, with the directors in each class serving up to a three-year term. The terms of the Class I directors will expire in 2018, the terms of the Class II directors will expire in 2016 and the terms of the Class III directors will expire in 2017. Ages are as of February 29, 2016.

Class I Directors:

Scott V. Fainor
Director since 2010
Age 54

Mr. Fainor is President and Chief Executive Officer of National Penn (January 2010 to present) and of National Penn Bank (2008 to present). Mr. Fainor was Senior Executive Vice President and Chief Operating Officer of National Penn from February 2008 through January 2010. Mr. Fainor was President and Chief Executive Officer of KNBT Bancorp, Inc. from October 2003 to February 2008. He has been a director of National Penn since January 2010 and a director of National Penn Bank since February 2008. Mr. Fainor’s educational background includes a bachelor of science degree in Marketing and Finance from DeSales University. The Board believes that Mr. Fainor’s career in banking, including executive positions with KNBT, First Colonial Group, Inc./Nazareth National Bank & Trust Co. and Wachovia/First Union, gives him the qualifications and skills to serve as a National Penn director.

Donna D. Holton
Director since 2008
Age 70

Mrs. Holton is the retired President and Chief Operating Officer of Turn of the Century Solution, Inc., an intellectual property company (1997 to 2006). Mrs. Holton was initially elected as a director on February 1, 2008, in accordance with the merger agreement with KNBT Bancorp, Inc. She previously served as a director of KNBT and its predecessor, Keystone Savings Bank, since 2002. Mrs. Holton’s educational background includes a bachelor of arts degree in Economics from the University of Michigan. The Board believes that Mrs. Holton’s experience in senior executive and managerial positions, along with her experience as a director in the public and private sectors, gives her the qualifications and skills to serve as a National Penn director.

Thomas L. Kennedy, Esq.
Director since 2008
Age 71

Mr. Kennedy is President of the law firm of Kennedy & Lucadamo, P.C., Hazleton, Pennsylvania (2003 to present). Mr. Kennedy was initially elected as director on February 1, 2008, in accordance with the merger agreement with KNBT Bancorp, Inc. He previously served as a director of KNBT since 2005. Mr. Kennedy is an attorney-at-law and concentrates his practice on business and estate planning and related litigation. In 1998, as Chairman of the Board of First Federal Savings and Loan Association of Hazleton (a mutual thrift), a position he had held since 1988, Mr. Kennedy oversaw the company’s initial public offering. Mr. Kennedy’s educational background includes a bachelor of arts degree in English from the University of Scranton and a juris doctorate from the Boston College Law School. The Board believes that Mr. Kennedy’s extensive legal and business experience in the financial services industry gives him the qualifications and skills to serve as a National Penn director.

Class II Directors:

Christian F. Martin IV
Director since 2008
Age 60

Mr. Martin is Chairman and Chief Executive Officer of C. F. Martin & Co., Inc., a guitar manufacturer (1986 to present). Mr. Martin was initially elected as a director on February 1, 2008, in accordance with the merger agreement with KNBT Bancorp, Inc. He previously served as a director of KNBT and its predecessor, Keystone Savings Bank, since 2003. Mr. Martin’s educational background includes a bachelor’s degree from Boston University’s School of Management. The Board believes that Mr. Martin’s financial and business experience gives him the qualifications and skills to serve as a National Penn director.

R. Chadwick Paul Jr.
Director since 2008
Age 62

Mr. Paul is President and Chief Executive Officer of Ben Franklin Technology Partners of Northeastern Pennsylvania, a technology-based economic development company (2002 to present). Mr. Paul was initially elected as a director on February 1, 2008, in accordance with the merger agreement with KNBT Bancorp, Inc. He previously served as a director of KNBT and its predecessor, Keystone Savings Bank, since 1984. Mr. Paul’s educational background includes a bachelor of science degree in Business and Economics and an MBA, both from Lehigh University. The Board believes that Mr. Paul’s entrepreneurial business experience gives him the qualifications and skills to serve as a National Penn director.

C. Robert Roth
Director since 1990
Age 68

Mr. Roth is a Bucks County Magisterial District Judge (1992 to present). Mr. Roth owned and operated a retail business for 19 years. Mr. Roth has been a director of National Penn since 1990. The Board believes that Mr. Roth’s judicial and business experience, coupled with his years of service as a director of National Penn, provide the Board with valuable industry experience and knowledge of National Penn.

Wayne R. Weidner
Director since 1985
Age 73

Mr. Weidner has been a director of National Penn since 1985, serving as its Chairman from 2002 until 2009. Mr. Weidner’s entire career was spent with National Penn, where he began in 1962. During his career with National Penn, Mr. Weidner served in various roles including President and CEO of National Penn Bank from 1991 to 2001. He was also President of National Penn from 1998-2001; President and CEO in 2001; Chairman, President and CEO from 2002-2004; Chairman and CEO from 2004 to 2006; and Chairman in 2007. Mr. Weidner is now Vice Chairman of the Board of National Penn. Mr. Weidner served three years on the board of directors of the Federal Reserve Bank of Philadelphia. Mr. Weidner’s service as an executive, Chairman and director of National Penn, and his business and financial expertise, provide the Board with valuable industry experience and knowledge of National Penn.

Class III Directors:

Thomas A. Beaver, CPA
Director since 2005
Age 63

Mr. Beaver is the independent chair of the boards of National Penn and National Penn Bank. He has been a director of National Penn and National Penn Bank since 2005. In February 2008, Mr. Beaver was appointed lead independent director. Mr. Beaver, a certified public accountant (CPA), is a retired partner of Reinsel Kuntz Lesher LLP, a regional accounting, tax and consulting firm (1979 to present). He currently serves as a consultant to the firm in the business consulting group. He was the managing partner and CEO of its predecessor, Reinsel & Company, from 1994 to 2004. Mr. Beaver’s educational background includes a bachelor of science degree in Civil Engineering and an MBA from Lehigh University. The Board believes that Mr. Beaver’s financial, business and accounting experience, including his experience consulting on issues relating to banking and bank financing, gives him the qualifications and skills to serve as a National Penn director.

Jeffrey P. Feather
Director since 2008
Age 73

Mr. Feather is the Managing Partner of Feather Ventures, LLC, a private investment firm (1999 to present), and Vice Chairman of National Penn. Previously, Mr. Feather served as Chairman of SunGard Pentamation, Inc., an administrative software and processing services company (1970 to 2006). Mr. Feather was initially elected as a director on February 1, 2008, in accordance with the merger agreement with KNBT Bancorp, Inc. Mr. Feather previously was a director of KNBT and its predecessor, Keystone Savings Bank, since 1979, where he served as chair since 2000. Mr. Feather’s educational background includes a bachelor of science degree in Industrial Engineering from Lafayette College and graduate work in Management Science at Lehigh University. The Board believes that Mr. Feather’s technology and business expertise, along with his years of experience serving on other boards, gives him the qualifications and skills to serve as a National Penn director.

Patricia L. Langiotti, PMC
Director since 1986
Age 69

Ms. Langiotti, a professional management consultant (PMC), is President of Creative Management Concepts, a management consulting firm (1982 to present). Ms. Langiotti has been a director of National Penn since 1986. In addition to her work with National Penn, Ms. Langiotti is a director of two privately held corporations and various not-for-profit organizations. Ms. Langiotti’s educational background includes a bachelor of business administration degree from the University of Virginia. The Board believes that Ms. Langiotti’s nationally-recognized expertise as a speaker and educator in the areas of corporate governance, risk management and bank audit committee work, along with her years of experience as a director of National Penn and other organizations, gives her the qualifications and skills to serve as a National Penn director.

Natalye Paquin, Esq.
Director since 2006
Age 55

Ms. Paquin was appointed Chief Transformation Officer of the Girl Scouts of the USA in November 2015 and leads the Girl Scouts of the USA's National Office of Strategy and Advancement. Ms. Paquin previously served as Chief Executive Officer of the Girl Scouts of Eastern Pennsylvania (GSEP) (2010 to 2015). Ms. Paquin served as Executive Vice President and Chief Operating Officer of The Kimmel Center, Inc., Philadelphia’s premier performing arts center, where she was responsible for overseeing the day-to-day operations of the Kimmel Center, the Merriam Theatre and the historic Academy of Music (2006 to 2010). Ms. Paquin served as Chief Operating Officer and Chief of Staff for the School District of Philadelphia (2002 to 2006). Ms. Paquin has been a director of National Penn since 2006. Ms. Paquin’s educational background includes a bachelor of science degree from Florida A&M University and a juris doctorate from DePaul University College of Law. Ms. Paquin also completed executive education programs from Harvard University’s School of Business and is a distinguished graduate of the Broad Academy for Urban Superintendents. The Board believes that Ms. Paquin’s years in senior management and legal positions gives her the qualifications and skills to serve as a National Penn director.

Information relating to executive officers of National Penn is included under Item 4A in Part I of this Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires National Penn’s directors, executive officers and more than10% beneficial shareholders to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons are required by Securities and Exchange Commission regulations to furnish National Penn with copies of all such Section 16(a) filings.

Based solely on its review of the Section 16(a) filings furnished to National Penn and/or written representations that no year-end Forms 5 were required to be filed, National Penn believes that its directors, executive officers and more than 10% beneficial shareholders complied with all Section 16(a) filing requirements during 2015.

Code of Conduct

National Penn maintains a written Code of Conduct that applies to National Penn's directors, executive officers, employees and others acting on behalf of National Penn, including our principal executive officer, principal financial officer, principal accounting officer, controller, and any other person performing similar functions. The Code of Conduct may be accessed on National Penn's website, www.nationalpennbancshares.com by selecting "Governance Documents".

Audit Committee

National Penn’s Audit Committee is currently comprised of five directors (Mr. Kennedy, Mr. Beaver, Mrs. Langiotti, Mr. Paul and Mr. Weidner), all of whom are independent as provided under NASDAQ and Securities and Exchange Commission standards.

The Securities and Exchange Commission and NASDAQ also have requirements regarding financial expertise and sophistication of Audit Committee members. The Board has determined that each of the following members of the Audit Committee meets the SEC’s definition of “audit committee financial expert” under NASDAQ-listed company audit committee rules: Chair Thomas L. Kennedy, Esq.; Thomas A. Beaver, CPA; Patricia L. Langiotti, PMC; R. Chadwick Paul Jr.; and Wayne R. Weidner. In addition, the Board has identified other members of the Board who, while not presently members of the Audit Committee, would qualify as “audit committee financial experts” and are independent under NASDAQ rules. They are Jeffrey P. Feather, Christian F. Martin IV, and Natalye Paquin.

Item 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The following discussion provides a description of National Penn’s 2015 compensation program for National Penn’s Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers in 2015. These individuals are collectively referred to as the “named executive officers.” National Penn’s named executive officers for 2015 were:

•Scott V. Fainor, President and Chief Executive Officer
•Michael J. Hughes, Senior Executive Vice President and Chief Financial Officer
•Sandra L. Bodnyk, Senior Executive Vice President and Chief Risk Officer
•David B. Kennedy, Senior Executive Vice President and Chief Banking Officer
•Sean P. Kehoe, Executive Vice President, Chief Legal Officer and Corporate Secretary

Summary of National Penn 2015 Performance

During 2015, we believe management continued to lead National Penn effectively through the challenges and complexities of our economy and the bank regulatory environment. Operationally, National Penn continued its excellent performance, with strong adjusted return on average assets and adjusted return on average tangible common equity on an absolute basis and relative to our peers. In addition, National Penn maintained an "Outstanding" Community Reinvestment Act Rating (CRA) from National Penn Bank's primary regulator. Strategically, as announced on August 17, 2015, National Penn successfully negotiated the merger with BB&T Corporation. The merger is anticipated to close on or about April 1, 2016.

Role of the Committee

The committee operates under a written charter reviewed, updated and approved annually by National Penn’s Board of Directors. The committee’s primary areas of responsibilities and authorities regarding executive compensation are to:

•
Develop an overall executive compensation philosophy and strategy, including determining appropriate levels of executive compensation, the mix between fixed and incentive compensation and the mix between short-term and long-term compensation, without encouraging unnecessary and excessive risk-taking.

•
In its sole discretion, retain or obtain the advice of consultants, outside counsel and other advisors as it determines appropriate to assist it in the full performance of its functions, including any compensation consultant used to assist in the evaluation of director or executive compensation.

•
Appoint, compensate and oversee the work of any consultants, outside counsel and other advisors retained by the committee, and determine appropriate funding required from National Penn for payment of compensation to any such advisors.

•
Assess the independence of consultants, outside counsel and other advisors (whether retained by the committee or management) who provide advice to the committee, prior to selecting or receiving advice from them, in accordance with NASDAQ listing standards.

•
Conduct regular and independent reviews of executive officer compensation; develop executive compensation procedures and programs consistent with the approved compensation philosophy and strategy; and approve any peer group(s) used for the purposes of executive or board compensation.

•	Approve participation, performance measures and performance parameters for awards under the Executive Incentive Plan and the Long-Term Incentive Compensation Plan.

•
Review and approve corporate goals and objectives relevant to Chief Executive Officer compensation, evaluate our Chief Executive Officer’s performance in light of those goals and objectives and approve our Chief Executive Officer’s compensation level based on this evaluation, without the Chief Executive Officer’s presence during such voting or deliberation by the committee on the Chief Executive Officer’s compensation.

•
Review and approve the compensation of National Penn’s Section 16 reporting executive officers as recommended by National Penn’s Chief Executive Officer (which reviews generally include a review of competitive market data for these individuals and consideration of market conditions).

•	Review and approve employment, severance and/or change-in-control agreements for National Penn’s Section 16 reporting executive officers.

•
Oversee administration of executive incentive plans, long-term incentive compensation plans for employees and directors, employee stock purchase plans, and other executive and director compensation arrangements; approve all officer long-term incentive compensation awards and awards for executive officers under executive incentive plans.

•	Oversee the Company’s compliance with regulatory requirements associated with compensation programs under its purview.

Compensation Consultant

The committee has historically retained a compensation consultant. To assist the committee in carrying out its responsibilities, the committee has engaged Towers Watson as the committee’s independent compensation consultant. Towers Watson provides the committee with peer executive and non-employee director compensation data, as well as expertise and advice on various matters brought before the committee. As described in its written charter, the committee has the sole authority to retain and terminate the independent compensation consultant and approve fees and other engagement terms. In addition, the committee has considered the six “independence” factors listed in the NASDAQ listing requirements and has determined that Towers Watson does not have a conflict of interest.

Peer Group Comparison and Benchmarking

The committee regularly reviews the competitive market to compare executive pay and performance to market norms and to provide guidance for setting total compensation guidelines. The peer group utilized for setting 2015 total compensation guidelines was based on objective criteria and included 19 institutions (with National Penn positioned approximately at the median of total assets, market capitalization and total employees) located in the mid-Atlantic or northeastern United States, of similar asset size and with generally similar business models. While the peer group is reviewed annually and updated based on various economic and business factors as appropriate, the peer group, initially approved by the committee for 2011 remained unchanged through the time 2015 base salaries were determined.

The peer group utilized for setting 2015 total compensation guidelines is listed below.

Company Name	City, State	Ticker Symbol
Astoria Financial Corporation	Lake Success, NY	AF
Beneficial Mutual Bancorp, Inc.	Philadelphia, PA	BNCL
Community Bank System, Inc.	De Witt, NY	CBU
F.N.B. Corporation	Pittsburgh, PA	FNB
First Commonwealth Financial Corp.	Indiana, PA	FCF
First Financial Bancorp.	Cincinnati, OH	FFBC
FirstMerit Corporation	Akron, OH	FMER
Fulton Financial Corporation	Lancaster, PA	FULT
Investors Bancorp, Inc.	Short Hills, NJ	ISBC
NBT Bancorp, Inc.	Norwich, NY	NBTB
Northwest Bancshares, Inc.	Warren, PA	NWBI
Park National Corporation	Newark, OH	PRK
Provident Financial Services, Inc.	Jersey City, NJ	PFS
S&T Bancorp, Inc.	Indiana, PA	STBA
Signature Bank	New York, NY	SBNY
Susquehanna Bancshares, Inc.	Lititz, PA	SUSQ
United Bankshares, Inc.	Charleston, WV	UBSI
Valley National Bancorp	Wayne, NJ	VLY
Webster Financial Corporation	Waterbury, CT	WBS

In addition to the peer group, Towers Watson used its own industry survey, the Towers Watson 2014 Financial Services Executive Compensation Database, which reflects data from 70 banks and is size-adjusted for banks approximately our asset size to assist the committee in setting 2015 total compensation guidelines.

Data and competitive perspective were assessed by component (e.g., base salary, annual cash incentives, and long-term equity incentives) and in aggregate to provide a comprehensive review of total compensation. The relationship between pay and performance between National Penn and the peer group was also analyzed. In June 2015, in connection with its regular review of the peer group, the committee removed Susquehanna Bancshares, Inc., which was acquired in 2015, from its list and added MB Financial, Inc., based on its relative financial metrics and geography.

In addition, in the interest of keeping current with emerging market awareness, the committee receives and reviews other available information on executive compensation practices, executive compensation trends, industry trends, pay levels and regulatory updates throughout the year. Sources of such information include but are not limited to available compensation surveys and databases, regular updates from Towers Watson and legal counsel and industry conferences. While benchmarking relative to peers is important to the committee’s analysis of the compensation of our executives, it is based on historical data and may not in all cases represent best practice going forward. Such data, while a helpful resource, are not meant to supplant the committee’s review of National Penn executives’ performance, internal pay equity information and other market information, all of which the committee believes are necessary when making compensation decisions. Thus, the committee retains discretion to set compensation levels that are higher or lower than targeted “market” benchmarks.

Role of Executives in Establishing Compensation

For 2015, our Chief Executive Officer worked with the committee in designing and implementing National Penn’s compensation programs for all executive officers, excluding himself. His role included:

•	Recommending performance targets, goals and objectives;

•	Evaluating executive performance;

•
Advising and consulting with the committee regarding corporate titles, base salaries, annual incentive plan categories, long-term incentive compensation awards, general awards and employment terms for executives; and

•	Providing background information for committee meeting agenda items.

In 2015, our Chief Executive Officer generally attended committee meetings, but was not present during executive sessions of the committee when matters related to him were discussed. In addition, National Penn’s Corporate Secretary and Chief Legal Officer generally attended committee meetings to document discussions and provide reports, information and advice about agenda topics.

Philosophy and Strategy of Executive Compensation

Overall Objective

The overall executive compensation philosophy and strategy at National Penn is to provide a total compensation package that is balanced and competitive in the external market and correlates to National Penn’s strategic business plan. The package is also intended to compensate superior individual and corporate performance appropriately based on financial and strategic performance measures that increase longer-term shareholder value, all without encouraging excessive or undue risk-taking. The program aligns the interests of the executive with those of the shareholders of National Penn by providing a proprietary interest in National Penn, the value of which can be significantly enhanced by the appreciation of National Penn common stock.

Benchmark References

As noted above, the committee regularly reviews and considers market and peer data as well as other available best practice information to facilitate their assessment of executive compensation and performance. The committee references several resources, including, but not limited to, peer group information, industry compensation surveys and industry performance data. These resources are used to assist the committee in assessing the competitiveness of current pay levels as well as to set compensation program guidelines.

Total Compensation Positioning and Mix

National Penn generally targets its total compensation package (both individual components and in the aggregate) to be competitive with market (i.e., to approximate the 50th percentile). While targets are set to provide competitive pay for meeting expected performance, actual pay levels (by component and in the aggregate) vary to reflect performance relative to goals and industry performance over both short- and long-term timeframes.

In the aggregate, the objective of National Penn’s total compensation program is to provide an appropriate “mix” and balance of fixed and variable (i.e., incentive/performance) compensation. The target mix of compensation will vary based on the executive’s role, and the actual mix will vary based on actual performance (e.g., in a year when no annual incentive is paid, the percentage of total compensation paid in salary will increase). The focus on mix is to ensure our total compensation program appropriately balances fixed versus variable compensation.

In general, the committee targets the following elements as a percentage of total direct compensation (salary plus target annual cash and long-term equity incentive) for its named executive officers:

•Base salary will comprise between 30% and 55%;
•Target annual cash incentives will comprise between 20% and 40%; and
•Long-term equity incentives will comprise between 20% and 45%.

The result is that approximately 45%-70% of a named executive officer’s total compensation will vary based on the executive’s role and performance.

Elements of Executive Compensation

Element	Description & Purpose	Other Features
Base Salary
The purpose of base salary is to provide competitive and fair compensation that reflects the position and the individual’s value to the organization based on National Penn’s business strategy. Base salary reflects fixed compensation that is the foundation for other compensation components (such as incentives and benefits). Executive base salaries at National Penn are to be structured and targeted “at market” or approximately 50th percentile for comparably sized financial services organizations. Actual salaries are set to reflect each executive’s individual role, contribution, experience and performance.
The committee reviews and determines executive salary levels annually.
Annual Cash Incentives
Awards under our Executive Incentive Plan are designed to motivate and compensate executives for the achievement of our annual business plan/objectives. Target award levels are set to be consistent with market practice (with National Penn positioned at the median), but actual award levels will vary from 0% to approximately 150% of target to reflect achievement of performance goals to hold executives accountable for corporate and individual performance. Company performance goals are tied primarily to financial performance measures as determined/approved by the committee and, where appropriate, individual performance goals that reflect each executive’s accountability for driving business success. All performance goals are periodically reviewed by the committee in order to ensure that they do not promote excessive or undue risk taking. Financial objectives may also include a measured comparison of how well National Penn performs versus its peer group. Objectives will have specific assigned levels of achievement for threshold, target and maximum performance.

The committee establishes the specific terms and conditions for the payment of annual cash incentive awards at the beginning of the applicable year. Additionally, the committee has discretion to consider unusual business factors and their resulting effect on corporate performance and adjust (upwards or downwards) in any award(s) granted.

Long-Term Equity Incentives
Awards under our Long-Term Equity Incentive Compensation Plan are intended to compensate executives for sustained long-term performance that is aligned with shareholder interests and to encourage employee retention through vesting schedules. We also expect our executives to own National Penn stock to ensure long-term perspectives and serve as a mitigating factor against any tendency towards excessive or undue risk taking. Long-term equity incentive awards may take a variety of forms, such as stock options and restricted stock grants. Levels and frequency of awards are determined by the committee and designed to reflect the executive’s level of responsibility and performance, competitive parameters and desired compensation philosophy and objectives. While initial grants are targeted to be competitive with market, actual award values will reflect National Penn’s actual long-term performance (through stock price appreciation and achievement of long-term performance goals). Service-based restricted stock awards can also be granted as appropriate to recognize performance and provide an ownership/ retention focus. Long-term incentives have the capacity to be the largest component of executive compensation, if our performance and stock price exceed our expectations.

The committee evaluates and establishes the form, mix and terms of the long-term equity incentive awards annually. Additionally, the committee has discretion to consider unusual business factors and their resulting effect on corporate performance and adjust (upwards or downwards) any award(s) granted.

Executive Benefits & Perquisites
National Penn provides executives with a level of executive benefits and perquisites to remain competitive, attract and retain key executives and address contribution caps that may be placed on their participation in several employee benefit programs (e.g., retirement contributions in a 401(k) plan). Perquisites are provided only where appropriate and where they facilitate job performance (e.g., automobile and telephone allowances).
Details on executive benefits and perquisites are included in the footnotes to the Summary Compensation Table.

Agreements with Executives

An important aspect of overall executive employment relationships are employment and change-in-control agreements. These agreements are designed to promote stability and continuity of senior executives and ensure their interests are aligned with shareholders. Terms of these agreements consider marketplace practices and National Penn’s unique needs, and are tailored to the individual executive with a focus on retention and recruitment. Details on employment agreements and change-in-control agreements are included under “2015 Executive Compensation-Employment, Change-in-Control and Other Agreements.”

Link between Financial Performance and Executive Compensation

National Penn’s executive compensation philosophy and strategy is intended to be competitive and compensate executives commensurate with actual performance. Because a significant portion of our total compensation is performance-based (through annual cash and long-term equity incentives), we expect our compensation will vary on an annual basis, but evolve over the long-term to align with our performance relative to our business strategy, peers and the financial services industry overall. We believe our total compensation program provides an appropriate balance that enables National Penn to ensure proper pay-performance alignment and reduces the potential that our plans might motivate excessive or undue risk taking. Our program balances:

•Short-term and long-term performance;
•Company and individual performance;
•Quantitative/financial performance and qualitative/discretionary performance; and
•Absolute performance (our internal goals) and relative performance (compared to industry).

When corporate performance exceeds National Penn’s objectives and peer performance, total compensation is intended to be above market median. In years where short-term performance goals are not achieved or fall below expectations, total compensation will be below market median. Over a long-term horizon, total compensation should reflect the level of sustained performance achieved by National Penn.

All of the components are balanced, integrated and designed to provide a total compensation environment that will enhance the executives’ relationship with National Penn and support the growth of overall shareholder value.
2015 Executive Compensation Decisions
In this section, we discuss decisions made by the committee over the course of 2015 regarding the compensation of our 2015 named executive officers. When considering various factors relative to the committee’s decisions, no specific formula was applied to determine the weight of each factor. Rather, the committee exercised its discretion and judgment when considering each factor and all factors, taken collectively.
Base Salary
In January 2015, and effective January 1, 2015, the committee approved the following base salary increases for the named executive officers:

•Mr. Fainor - 2.0% increase from $765,001 to $780,302;
•Mr. Hughes - 2.0% increase from $496,802 to $506,740;
•Ms. Bodnyk - 2.0% increase from $419,176 to $427,561;
•Mr. Kennedy - 2.0% increase from $351,901 to $358,939; and
•Mr. Kehoe - 2.0% increase from $275,001 to $280,500.
In making its determinations with respect to base salaries for these named executive officers, the committee considered several factors, including each executive’s job performance during 2014 (including, with respect to Mr. Fainor, the results of the annual evaluation of Mr. Fainor’s performance completed by each of the independent members of the full Board of Directors), recommendations made by the committee’s compensation consultant, recommendations made by Mr. Fainor with respect to named executive officers other than himself, and a review of National Penn’s financial performance relative to its peer group set forth above.

Executive Incentive Plan
The Executive Incentive Plan provides the opportunity for annual cash incentives to be awarded to executive officers based on annual company and individual performance goals. With input from our Chief Executive Officer, we annually review all components of the plan, including participation, performance measures, award levels and all other administrative features. At the beginning of the year, we approve performance parameters and award schedules for the upcoming year. National Penn’s parameters may be one or more financial or other performance measures established by National Penn and not mandated by the plan.
2015 Plan Year Goals and Results. In January 2015, the committee approved the company performance goals, targets and award schedule for the 2015 plan year. For the 2015 plan year, the Executive Incentive Plan had three categories of participants:

•	Category A included only our Chief Executive Officer, Mr. Fainor, and had the highest award potential;

•	Category AA included our Chief Financial Officer, Mr. Hughes, our Chief Risk Officer, Ms. Bodnyk, and our Chief Banking Officer, Mr. Kennedy; and

•	Category B included our other most senior executive officers with company-wide managerial responsibilities, which included, among others, Mr. Kehoe, our Chief Legal Officer and Corporate Secretary.
Individual performance awards were based on the attainment of specific objectives established at the beginning of the year. For example, the committee established a unique set of individual performance objectives for Mr. Fainor, which relate to his role in driving National Penn’s achievement of certain growth, financial, governance and infrastructure objectives. In addition, a participant must be continuously employed through the award payment date to receive any award, except for death, disability, involuntary termination (not for cause) and retirement, in which case, any provided award will be prorated.
The committee established the following company performance goals:

•
Financial Objectives include ranges of return on average assets and return on average tangible common equity, which are each weighted as 50% of the overall company performance criteria. In addition, for 2015 the committee established a third corporate performance goal tied to loan growth that the committee subsequently eliminated after the announcement of the merger with BB&T Corporation.

•
Strategic Business Objectives include National Penn’s success relative to attainment of six other key strategic business objectives previously established by the Board at the end of 2014 and approved by the Board for the 2015 Strategic Plan. The 2015 Strategic Business Objectives were (i) grow revenue and core earnings power of the franchise; (ii) grow revenue and profit contribution of Wealth Management and Insurance; (iii) sustain a strong and balanced risk management culture; (iv) successfully integrate the TF Financial Corp. acquisition and develop processes and procedures for integration; (v) prepare National Penn to economically and effectively cross $10 billion asset threshold; and (vi) pursue accretive acquisitions and other actions to effectively deploy capital. Although achievement of these strategic business objectives are not weighted for purposes of the overall company performance criteria, the committee considers the achievement of these objectives as an additional parameter for annual incentive awards.

•
In addition, in connection with the pending merger with BB&T Corporation, the committee also recognized the significant additional work, goals and achievements the executive officers accomplished throughout 2015.

The committee set the target levels for the financial objectives (i.e., return on average assets, return on average tangible common equity) relating to potential 2015 Executive Incentive Plan awards, and concluded that the relationship between the payments generated at the various levels of achievement and the degree of difficulty of the performance goals was significant and reasonable given the business environment, risk and other related factors. In order to account for unforeseen external market factors, the committee also reserved the right to consider one-time non-recurring items when approving awards, to increase or decrease awards based on peer performance and to reduce awards if it determined that the company did not achieve its goals with regard to enterprise risk management for the year.

The award schedule for 2015 was based on three factors, the first two comprising the company performance award and the third being the individual performance award:

	Company Performance Award Criteria
	Performance Criteria	Threshold	Target	Maximum
1.	Return on average assets (ROAA) (50% of company portion)	0.95%	1.04%	1.13%
2.	Return on average tangible common equity (ROATCE) (50% of company portion)	10.72%	11.78%	12.75%
	Participant Category	% of Base Pay if Threshold is Achieved	% of Base Pay if Target is Achieved	% of Base Pay if Maximum is Achieved
	A	15%	50%	75%
	AA	15%	45%	65%
	B	15%	35%	50%

Individual Award Criteria
3.	Based on the respective objectives established for each participant at the beginning of the plan year. Individual Performance - % of base pay in addition to % of base pay for Company Performance
	Participant Category	Award as a % of Base Pay
	A	Range 0% to 10% - Target 5%
	AA	Range 0% to 10% - Target 5%
	B	Range 0% to 10% - Target 5%
For a summary of the estimated possible incentive award payouts for each of the named executive officers see “Executive Compensation-Grants of Plan-Based Awards-2015.”
2015 Award Payouts. In December 2015, the committee reviewed National Penn year-to-date and projected performance results for 2015 and determined that National Penn achieved adjusted return on average assets of 1.18%, which exceeds the maximum performance level return on average assets of 1.13%. Similarly, the committee reviewed National Penn performance results and determined that National Penn achieved adjusted return on average tangible common equity of 13.53%, which exceeds the maximum performance level return on average tangible common equity of 12.75%. Ratios for adjusted return on average assets and adjusted return on average tangible common equity, as determined by the committee, reflect adjusted net income amounts which exclude certain one-time non-recurring expenses. In addition, based on materials provided by management, the committee determined that the six other strategic business objectives, also part of the company performance criteria, except to the extent impacted by the pending merger with BB&T Corporation, were attained. In addition, in connection with the pending merger with BB&T Corporation, the committee also recognized the significant additional work, goals and achievements the executive officers accomplished throughout 2015. Accordingly, the committee approved company performance awards for the named executive officers under the Executive Incentive Plan at an amount equal to the maximum performance levels for all the executive officers. In addition, the committee approved an individual performance award for Mr. Fainor under the Executive Incentive Plan of $663,256, as he completed all of his personal performance goals except to the extent impacted by the pending merger with BB&T Corporation. Each of the other named executive officers received individual awards at the maximum level. In addition, the committee accelerated the payment of the 2015 awards approximately one month to December 2015 to address certain tax implications as a result of the merger with BB&T Corporation.
Long-Term Incentive Compensation Plan
On April 22, 2014, National Penn shareholders approved National Penn’s Long-Term Incentive Compensation Plan (the “Plan”) that provides equity awards generally intended to align the interests of our executives and our shareholders and to encourage executive ownership of our stock. See “Philosophy and Strategy of Executive Compensation-Elements of Executive Compensation.” Awards under the Plan also are made to maintain the level of incentive deemed necessary to retain key employees, maintain employee morale and achieve future business and financial objectives. In granting awards under the 2014 Plan, the committee also considers, among other factors, the value of awards made in prior years and the advice and recommendations of the Chief Executive Officer, where appropriate. See “Role of Executives in Establishing Compensation” above.

In January 2015, the committee made long-term incentive compensation awards to various National Penn officers and directors, including each the named executive officers in the form of service-based restricted stock under the 2014 Plan. Mr. Fainor received an award of 96,775 shares; Mr. Hughes received an award of 54,729 shares; Ms. Bodnyk received an award of 48,236 shares; Mr. Kennedy received an award of 34,315 shares and Mr. Kehoe received an award of 15,152 shares. These shares of restricted stock granted to the named executive officers will vest in 25% increments over four years on each anniversary of the date of grant, provided that the grantee performs substantial services for National Penn during such time or if earlier, upon his or her death or disability, or if National Penn experiences a change-in-control event. In making these grants, the committee considered multiple factors, which included, but were not limited to, overall financial performance on both relative and absolute bases, individual performance, compensation pay mix for 2015 and compliance with National Penn’s stock ownership guidelines. In addition, the committee accelerated by approximately one month to December 2015 the vesting of 83,691, 48,026, 41,990, 30,562 and 3,788 shares of restricted stock for Mr. Fainor, Mr. Hughes, Ms. Bodnyk, Mr. Kennedy and Mr. Kehoe, respectively, to address certain tax implications as a result of the merger with BB&T Corporation.
Risk Balancing Features
Since 2011, National Penn’s incentive-based compensation plans feature a “clawback” policy. The clawback policy provides that all incentive-based compensation, other than time-vested equity compensation and discretionary bonuses, that is earned after the effective date of the policy shall be subject to repayment if it is paid to an executive in the three-year period preceding any date on which National Penn is required to disclose a restatement of its financial statements due to material noncompliance with financial reporting requirements under the federal securities laws or as a result of misconduct. Repayment under the clawback policy is limited to the amount of incentive-based compensation that exceeds the amount of such compensation which would have been paid to such executive if the financial statements had been originally filed in their restated form. All violations of the clawback policy must be promptly reported to the committee.
In addition, National Penn’s incentive-based compensation plans work in concert with National Penn’s employee stock ownership guidelines, which seek to reinforce the importance of aligning the financial interests of National Penn’s executive officers with those of its shareholders. Under the minimum stock ownership guidelines, National Penn’s Chief Executive Officer is required to own National Penn equity interests with an aggregate value equal to three times base salary; a Senior or Group Executive Vice President is required to own National Penn equity interests with an aggregate value equal to two times base salary; and other executive officers who are designated as participants within category B of the Executive Incentive Plan are required to own National Penn equity interests with an aggregate value equal to one times base salary. All of National Penn’s named executive officers own more than the required number of shares.
Furthermore, responding to concerns of institutional investors generally, National Penn adopted a pledging policy effective October 22, 2013, introducing limits on the amount that an executive may pledge and excluding pledged shares from those counted toward satisfaction of company stock ownership guidelines. The limits in the policy prohibit executive officers from pledging any National Penn stock in excess of the lesser of (i) 50,000 shares or (ii) 10% of the total shares of stock held by that officer.
Lastly, per National Penn's Code of Conduct, hedging of National Penn stock and similar transactions are not permitted.
Tax Considerations
The committee considers the potential effects of Section 162(m) of the Code on the compensation paid to certain of the National Penn’s executive officers. Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1,000,000 in any taxable year for certain executive officers, unless such is “qualified performance-based compensation.” Neither the annual cash incentive awards under the Executive Incentive Plan nor the service-based restricted stock awards under the 2014 Plan are considered “qualified performance-based compensation” under Section 162(m) guidelines.
“Say-on-Pay” Vote
At the 2015 annual meeting of shareholders, our shareholders overwhelmingly supported our advisory “say-on-pay” resolution with approximately 96.0% of the votes cast voting to approve the executive compensation disclosed in the 2015 proxy statement. The committee considered the favorable “say-on-pay” vote to be a general endorsement of the current executive compensation program in its deliberations on the executive compensation program, however, the Committee did not consider the favorable "say-on-pay" vote itself to be determinative when making decisions with respect to such program.

Summary

The committee believes that National Penn’s executive compensation program is well balanced among the several components, with performance measures that support National Penn’s goals, objectives and strategies. The level of awards in the incentive components is competitive in the marketplace, and the other elements of the executive’s compensation relationship with National Penn, such as an employment agreement or change-in-control agreement, are structured to be mutually beneficial to National Penn’s shareholders and to the respective executives.

Executive Compensation

Summary Compensation Table - 2015, 2014, and 2013

The following table summarizes total compensation for National Penn’s named executive officers for 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings (2) ($)	All Other Compensation (4) ($)	Total ($)
Scott V. Fainor	2015	780,302	—	958,073	—	663,256	—	38,350	2,439,981
President & Chief Executive Officer	2014	765,001	—	930,166	—	570,873	2,654	36,862	2,305,556
	2013	750,000	—	849,999	—	547,333	—	36,879	2,184,211

Michael J. Hughes	2015	506,740	—	541,817	—	380,055	—	29,249	1,457,861
Senior Executive Vice President & Chief Financial Officer	2014	496,802	—	526,035	—	331,362	—	29,520	1,383,719
	2013	480,002	—	485,004	—	318,956	—	29,054	1,313,016

Sandra L. Bodnyk	2015	427,561	—	477,536	—	320,670	—	28,236	1,254,003
Senior Executive Vice President & Chief Risk Officer	2014	419,176	—	463,628	—	279,586	2,887	29,097	1,194,374
	2013	405,001	—	429,004	—	269,119	—	28,368	1,131,492

David B. Kennedy	2015	358,939	—	339,719	—	269,205	—	25,462	993,325
Senior Executive Vice President & Chief Banking Officer	2014	351,901	—	329,828	—	234,714	2,624	26,327	945,394
	2013	340,000	—	305,001	—	224,905	—	23,766	893,672

Sean P. Kehoe (3)	2015	280,500	—	150,005	—	168,300	—	21,395	620,200
Executive Vice President, Chief Legal Officer & Secretary	2014	195,674	—	51,850	—	147,879	—	121,065	516,468

(1)
Amounts reported represent the grant date fair value of restricted stock awards. The fair value of restricted stock awards is based on the closing price of National Penn's common stock on the date of grant.

(2)
Amounts reported represent the actuarial increases in pension value of the executive's accumulated benefit under National Penn's non-contributory, defined benefit pension plan. The value of Mr. Fainor’s, Ms. Bodnyk’s and Mr. Kennedy’s 2015 benefit under the pension plan decreased by ($316), ($178) and ($329), respectively. In accordance with Securities and Exchange Commission rules, aggregate decreases are not reflected in the Summary Compensation Table.

(3)	Salary for Mr. Kehoe in 2014 reflects salary earned from his April 2014 date of hire.

(4)	Amounts reported for each individual are as follows:

Name	Year	Company “Match” for 401(k) Plan ($)	Company Profit-Sharing Contribution to 401(k) for Prior Year ($)	Imputed Value of Life Insurance Benefits ($)	Automobile Allowance ($)	Other ($)	Total ($)
Scott V. Fainor	2015	9,275	15,877	490	12,000	708	38,350
	2014	9,100	15,000	762	12,000	—	36,862
	2013	9,175	15,000	704	12,000	—	36,879
Michael J. Hughes	2015	9,275	10,305	918	8,400	351	29,249
	2014	9,100	9,600	1,425	8,400	995	29,520
	2013	9,175	9,600	1,316	8,400	563	29,054
Sandra L. Bodnyk	2015	9,275	8,695	1,362	8,400	504	28,236
	2014	9,100	8,100	2,188	8,400	1,309	29,097
	2013	9,175	8,100	2,020	8,400	673	28,368
David B. Kennedy	2015	9,275	7,297	490	8,400	—	25,462
	2014	9,100	6,769	762	8,400	1,296	26,327
	2013	7,781	6,000	704	8,400	881	23,766
Sean P. Kehoe	2015	9,275	3,385	335	8,400	—	21,395
	2014	5,923	—	383	5,492	109,267 (a)	121,065
(a) Amount reported represents relocation expenses in the amount of $75,000 and an associated tax gross up for taxable relocation amounts in the amount of $34,267.

Grants of Plan-Based Awards - 2015

The following table shows information regarding grants for 2015 of plan-based awards to the named executive officers for the fiscal year ended December 31, 2015.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: No. of Shares of Stock or Units (2) (#)	Grant Date Fair Value Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)
		117,045	429,166	663,257
Scott V. Fainor	1/20/15				96,775	958,073
		76,011	253,370	380,055
Michael J. Hughes	1/20/15				54,729	541,817
		64,134	213,780	320,671
Sandra L. Bodnyk	1/20/15				48,236	477,536
		53,841	179,470	269,205
David B. Kennedy	1/20/15				34,315	339,719
		42,075	112,200	168,300
Sean P. Kehoe	1/20/15				15,152	150,005

(1)
Amounts reported represent the potential payouts to each of the named executive officers resulting from the grant of an award pursuant to National Penn’s Executive Incentive Plan, subject to achievement of company and individual performance goals discussed in “Compensation Discussion and Analysis – 2015 Executive Compensation Decisions – Executive Incentive Plan.” Actual amounts earned by the named executive officers are set forth under the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.”

(2)
All shares of restricted stock vest 25% per year over a four-year period, subject to the terms of the award agreement. See “Compensation Discussion and Analysis – 2015 Executive Compensation Decisions – Long-Term Incentive Compensation Plan” for additional information on the restricted stock grants.

Outstanding Equity Awards at Fiscal Year-End - 2015

The following table shows information on outstanding equity awards held by each of the named executive officers as of December 31, 2015.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (7) ($)
Scott V. Fainor	15,450	(1)	—		16.08	01/23/16	21,595	266,266	(3)
	10,300	(1)	—		15.92	01/26/17	41,711	514,297	(4)
	20,000		—		6.88	03/23/19	72,581	894,924	(5)
Michael J. Hughes	—		40,000	(2)	5.60	09/30/19	12,322	151,930	(3)
	—		—		—	—	23,589	290,852	(4)
	—		—		—	—	41,046	506,097	(5)
Sandra L. Bodnyk	7,725	(1)	—		16.08	01/23/16	10,899	134,385	(3)
	5,150	(1)	—		15.92	01/26/17	20,790	256,341	(4)
	8,750		—		6.88	03/23/19	36,177	446,062	(5)
David B. Kennedy	7,725	(1)	—		16.08	01/23/16	7,749	95,545	(3)
	3,090	(1)	—		15.92	01/26/17	14,790	182,361	(4)
	5,000		—		6.88	03/23/19	25,736	317,325	(5)
Sean P. Kehoe	—		—		—	—	3,750	46,238	(6)
							11,364	140,118	(5)

(1)	These stock options were issued in substitution for outstanding KNBT Bancorp, Inc. stock options in accordance with the merger agreement dated September 6, 2007 between National Penn and KNBT.

(2)	These stock options vest on August 31, 2016.

(3)	These shares of restricted stock, representing 25% of the total original grant amount, vest in equal annual installments on January 22, 2017.

(4)	These shares of restricted stock, representing 50% of the total original grant amount, vest in equal annual installments on January 21, 2017 and 2018.

(5)	These shares of restricted stock, representing 75% of the total original grant amount, vest in equal annual installments on January 20, 2017, 2018 and 2019.

(6)	These shares of restricted stock, representing 75% of the total original grant amount, vest in equal annual installments on April 22, 2016, 2017 and 2018.

(7)	Based on National Penn’s closing stock price of $12.33 on December 31, 2015.

Options Exercises and Stock Vested - 2015

The following table shows information on the exercise of stock options and the vesting of restricted stock for the named executive officers during the fiscal year ended December 31, 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1) ($)
Scott V. Fainor	—	—	143,188	1,622,922
Michael J. Hughes	—	—	82,370	933,406
Sandra L. Bodnyk	—	—	71,921	815,110
David B. Kennedy	—	—	54,630	615,527
Sean P. Kehoe	—	—	5,038	59,850

(1)	Represents the total market value of the common shares on the respective dates of vesting.

Pension Benefits - 2015

The following table shows information on pension and supplemental non-qualified retirement benefits for the named executive officers for the fiscal year ended December 31, 2015.

Name	Plan Name (1)	No. of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Scott V. Fainor	Defined Benefit Pension Plan	1.75	8,396	—
Michael J. Hughes	Defined Benefit Pension Plan	—	—	—
Sandra L. Bodnyk	Defined Benefit Pension Plan	1.75	12,373	—
David B. Kennedy	Defined Benefit Pension Plan	1.75	8,078	—
Sean P. Kehoe	Defined Benefit Pension Plan	—	—	—

(1)
National Penn has a non-contributory, defined benefit pension plan generally covering employees of National Penn and its subsidiaries who have reached 20½ years of age and completed 1,000 hours of service. The plan provides retirement benefits under pension trust agreements. The benefits are based on years of service and the employee’s compensation during the highest five consecutive years during the last ten consecutive years of employment. Effective April 1, 2006, National Penn amended the plan to provide a formula capping the maximum annual participating salary at $50,000. Effective March 31, 2010, National Penn curtailed the plan whereby no additional service will accumulate for vested participants. Unvested participants still could meet the five-year vesting requirement to earn a benefit.

Employment, Change-in-Control and Other Agreements

Scott V. Fainor Employment Agreement. Mr. Fainor, President and Chief Executive Officer and director of National Penn and National Penn Bank, has an employment agreement with National Penn and National Penn Bank, dated as of
January 28, 2008, as amended on January 27, 2010.

Mr. Fainor’s employment agreement provides that Mr. Fainor shall serve in his current executive position through December 31, 2018, with automatic one-year extensions annually on December 31, unless either National Penn or Mr. Fainor elects not to extend the agreement or unless the agreement is terminated. No automatic extensions shall occur that would extend the term of the agreement beyond December 31 of the year in which Mr. Fainor reaches the age of 65.

As of December 31, 2015, Mr. Fainor’s annual base salary was $780,302. Mr. Fainor is eligible for annual merit salary increases and is entitled to participate in an equitable manner with all other executive officers in discretionary bonuses authorized by the Board of Directors of National Penn or National Penn Bank and in all health insurance and benefit plans, group insurance, pension or profit-sharing plans or other plans providing benefits to National Penn employees generally. Mr. Fainor is also entitled to an automobile allowance of at least $1,000 per month.

Mr. Fainor’s employment agreement also contains a change-in-control benefit that is payable if a change-in-control of National Penn occurs during the term of Mr. Fainor’s employment agreement, followed by one or more “triggering events” (as defined in the agreement - generally, an adverse change in the terms of his employment). This benefit would be a lump sum cash payment equal to 150% of his average taxable income (exclusive of certain earlier payments that relate to the KNBT merger) over the five years preceding the year in which the change-in-control occurs, plus the additional amount, if any, necessary to cover any excise tax payable as a result of these change-in-control payments and any resulting federal and state income taxes. In full satisfaction of National Penn’s obligations to Mr. Fainor under his employment agreement, National Penn will pay Mr. Fainor a lump sum cash payment equal to $2,896,390 upon the effective time of the merger with BB&T Corporation and Mr. Fainor has agreed to waive his right to the excise tax gross-up with respect to taxes imposed by reason of Sections 4999 and 280G of the Code. Mr. Fainor’s employment agreement will terminate at the effective time of the merger with BB&T Corporation.

A change-in-control is deemed to have occurred if:

•	Any person or group acquires ownership of stock of National Penn that constitutes more than 50% of the total fair market value or total voting power of the outstanding stock of National Penn;

•	Any person or group acquires ownership of stock of National Penn possessing 30% or more of the total voting power of National Penn’s securities then outstanding;

•
A majority of the members of the Board is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the Board prior to the date of the appointment or election; or

•
Any person or group acquires assets from National Penn or National Penn Bank that have a total gross fair market value equal to 40% or more of the total gross fair market value of all of the assets of National Penn or National Penn Bank, as the case may be, immediately prior to such acquisition or acquisitions.

National Penn may terminate Mr. Fainor’s employment agreement at any time with or without cause (as defined in the agreement). The employment agreement may also be terminated by Mr. Fainor at any time or by him for good reason (as defined in the agreement).

The employment agreement will also terminate by its terms upon Mr. Fainor’s disability or death. The employment agreement also contains non-solicitation, non-competition and non-disclosure provisions.

For information on potential payments to, and benefits for, Mr. Fainor upon termination of employment or after a change-in-control of National Penn followed by a triggering event, see “Potential Payments Upon Termination of Employment or After a Change-in-Control.”

Michael J. Hughes Employment Agreement. Mr. Hughes, National Penn’s Senior Executive Vice President and Chief Financial Officer, has an employment agreement with National Penn and National Penn Bank, dated August 12, 2009, as amended on February 8, 2013. Under this agreement, he shall serve in this position through August 30, 2017, with one-year extensions to the full term added one year in advance of the end of such term, unless his employment agreement is terminated. Such automatic extensions will cease in the August that follows Mr. Hughes reaching the age of 63.

As of December 31, 2015, Mr. Hughes’ annual base salary was $506,740. Mr. Hughes is eligible for annual merit salary increases, is entitled to participate in National Penn’s annual Executive Incentive Plan and is eligible for long-term incentive compensation awards. He is entitled to participate in all health insurance and benefit plans, group insurance, pension or profit-sharing plans or other plans providing benefits to National Penn employees generally. Mr. Hughes is also entitled to life insurance coverage and long-term disability coverage paid for by National Penn and the receipt of an automobile allowance.

Mr. Hughes’ employment agreement contains a change-in-control benefit that is payable if a change-in-control of National Penn occurs during the term of Mr. Hughes’ employment agreement, followed by one or more “triggering events” (as defined in the agreement - generally, an adverse change in the terms of his employment). This benefit would be a lump sum cash payment equal to 200% of the sum of his base salary in effect immediately prior to the change-in-control event and his average cash bonus over the most recent three years. Events that may constitute a change-in-control are substantially the same as those described above in the discussion of Mr. Fainor’s employment agreement. In full satisfaction of National Penn’s obligations to Mr. Hughes under his employment agreement, National Penn will pay Mr. Hughes a lump sum cash payment equal to $1,720,660 upon, and the employment agreement will terminate at, the effective time of the merger with BB&T Corporation.

National Penn may terminate Mr. Hughes’ employment agreement at any time with or without cause (as defined in the agreement). If Mr. Hughes is terminated without cause, the terms of his employment agreement will remain in effect for two years following the date of such termination, which will result in salary continuation and the continuation of certain health and welfare benefits during such period. Following a voluntary termination of employment by Mr. Hughes, he is subject to a non-competition provision for the remaining term of his employment agreement that was in effect immediately prior to the voluntary termination. Following an involuntary termination without cause, Mr. Hughes may elect to accept a position with another firm and terminate the non-competition provision, in which case the employment agreement and all payments otherwise to be made thereunder shall terminate. Mr. Hughes’ employment agreement also contains non-disclosure and non-solicitation provisions.

For information on potential payments to, and benefits for, Mr. Hughes upon termination of employment or after a change-in-control of National Penn followed by a triggering event, see “Potential Payments Upon Termination of Employment or After a Change-in-Control.”

Sandra L. Bodnyk Employment Agreement. Ms. Bodnyk, National Penn’s Senior Executive Vice President and Chief Risk Officer, has an employment agreement with National Penn and National Penn Bank, dated as of January 28, 2008, which was amended and restated in an agreement dated February 8, 2013. Under this agreement, she shall serve in this position through February 7, 2017.

As of December 31, 2015, Ms. Bodnyk’s base salary was $427,561. Under her employment agreement, her salary is subject to review and is eligible for annual merit salary increases, but not decreases. Ms. Bodnyk is also entitled to participate in National Penn’s annual Executive Incentive Plan and is eligible for long-term incentive compensation awards. She is entitled to participate in all health insurance and benefit plans, group insurance, pension or profit-sharing plans or other plans providing benefits to National Penn employees generally. Ms. Bodnyk is also entitled to life insurance coverage and long-term disability coverage paid for by National Penn and the receipt of an automobile allowance.

Ms. Bodnyk’s employment agreement contains a change-in-control benefit that is payable if a change-in-control of National Penn occurs during the term of Ms. Bodnyk’s employment agreement, followed by one or more “triggering events” (as defined in the agreement - generally, an adverse change in the terms of her employment). This benefit would be a lump sum cash payment equal to 200% of the sum of her base salary in effect immediately prior to the change-in-control event and her average cash bonus over the most recent three years. Events that may constitute a change-in-control are substantially the same as those described above in the discussion of Mr. Fainor's employment agreement. In full satisfaction of National Penn’s obligations to Ms. Bodnyk under her employment agreement, National Penn will pay Ms. Bodnyk a lump sum cash payment equal to $1,451,803 upon, and the employment agreement will terminate at, the effective time of the merger with BB&T Corporation.

National Penn may terminate Ms. Bodnyk’s employment agreement at any time with or without cause (as defined in the agreement). If Ms. Bodnyk is terminated without cause, the terms of her employment agreement will remain in effect for two years following the date of such termination, which will result in salary continuation and the continuation of certain health and welfare benefits during such period. Following a voluntary termination of employment by Ms. Bodnyk, she is subject to a non-competition provision for the remaining term of her employment agreement that was in effect immediately prior to the voluntary termination. Following an involuntary termination without cause, Ms. Bodnyk may elect to accept a position with another firm and terminate the non-competition provision, in which case the employment agreement and all payments otherwise to be made thereunder shall terminate. Ms. Bodnyk's employment agreement also contains non-solicitation, non-competition and non-disclosure provisions.

For information on potential payments to, and benefits for, Ms. Bodnyk upon termination of employment or after a change-in-control of National Penn followed by a triggering event, see “Potential Payments Upon Termination of Employment or After a Change-in-Control.”

David B. Kennedy Employment Agreement. On February 8, 2015, Mr. Kennedy entered into an employment agreement with National Penn and National Penn Bank. Under this agreement, Mr. Kennedy will serve in his current position through February 7, 2018, with one-year extensions to the full term added one year in advance of the end of such term, unless the agreement is terminated. Such automatic extensions will cease in the February that follows Mr. Kennedy’s 63rd birthday.

As of December 31, 2015, Mr. Kennedy’s base salary was $358,939. Under his employment agreement, his salary is subject to review and is eligible for annual merit salary increases, but not decreases. Mr. Kennedy is also entitled to participate in National Penn’s annual Executive Incentive Plan and is eligible for long-term incentive compensation awards. He is entitled to participate in all health insurance and benefit plans, group insurance, pension or profit-sharing plans or other plans providing benefits to National Penn employees generally. Mr. Kennedy is also entitled to life insurance coverage and long-term disability coverage paid for by National Penn and the receipt of an automobile allowance.

Mr. Kennedy’s employment agreement contains a change-in-control benefit that is payable if a change-in-control (as defined in the employment agreement) of National Penn occurs during the term of Mr. Kennedy’s employment agreement, followed by one or more triggering events (as defined in the agreement - generally, an adverse change in the terms of his employment). This benefit would be a lump sum cash payment equal to 200% of the sum of his base salary in effect immediately prior to the change-in-control event and his average cash bonus over the most recent three years. In full satisfaction of National Penn’s obligations to Mr. Kennedy under his employment agreement, National Penn will pay Mr. Kennedy a lump sum cash payment equal to $1,218,118 upon, and the employment agreement will terminate at, the effective time of the merger with BB&T Corporation.

National Penn may terminate Mr. Kennedy’s employment agreement at any time with or without cause (as defined in the agreement). If Mr. Kennedy is terminated without cause, the terms of his employment agreement will remain in effect for two years following the date of such termination, which will result in salary continuation and the continuation of certain health and welfare benefits during such period. Following a voluntary termination of employment by Mr. Kennedy, he is subject to a non-competition provision for the remaining term of his employment agreement that was in effect immediately prior to the voluntary termination. Following an involuntary termination without cause, Mr. Kennedy may elect to accept a position with another firm and terminate the non-competition provision, in which case the employment agreement and all payments otherwise to be made thereunder shall terminate. Mr. Kennedy's employment agreement also contains non-solicitation, non-competition and non-disclosure provisions.

For information on potential payments to, and benefits for, Mr. Kennedy upon termination of employment or after a change-in-control of National Penn followed by a triggering event, see “Potential Payments Upon Termination of Employment or After a Change-in-Control.”

Sean P. Kehoe Change-in-Control Agreement. Mr. Kehoe, National Penn's Executive Vice President, Chief Legal Officer and Corporate Secretary, has a change-in-control agreement with National Penn and National Penn Bank, dated as of April 17, 2014. The agreement provides that if there is a change-in-control of National Penn during Mr. Kehoe’s employment, followed by one or more “triggering events” (as defined in the agreement - generally, an adverse change in the terms of his employment), Mr. Kehoe may elect to receive a lump sum cash payment equal to 200% of his base salary in effect immediately prior to the effective date of the change-in-control and outplacement services for up to one year, the cost of which is not to exceed $7,500. As of December 31, 2015, Mr. Kehoe’s base salary was $280,500. Events that may constitute a change-in-control are substantially the same as those described above in the discussion of Mr. Fainor’s employment agreement. In full satisfaction of National Penn’s obligations to Mr. Kehoe under his change-in-control agreement, National Penn will pay Mr. Kehoe a lump sum cash payment equal to $572,220 upon, and the change-in-control agreement will terminate at, the effective time of the merger with BB&T Corporation.

For information on potential payments to, and benefits for, Mr. Kehoe upon termination of employment or after a change-in-control of National Penn followed by a triggering event, see “Potential Payments Upon Termination of Employment or After a Change-in-Control.”

Split-Dollar Insurance Plan.  Each of National Penn’s named executive officers participate in the National Penn Bank Split-Dollar Insurance Plan, which provides for a death benefit of $300,000 during employment while the plan is in place. Under the terms of the plan, upon the executive officer attaining age 65 or a change in control, the death benefit will be payable regardless of whether the executive officer is employed at the time of his or her death.

Potential Payments Upon Termination of Employment or After a Change-in-Control

The following tables present information on the various payments and benefits that each of the named executive officers would have been entitled to receive if his or her last day of employment with National Penn had been December 31, 2015 under the various circumstances presented. Resulting payments and benefits are described below.

Scott V. Fainor

Assuming one of the following events had occurred on December 31, 2015, Mr. Fainor’s payments and benefits had an estimated value as follows:

	Salary Continuation	Incentive Plan Award for 2015 (4)	Value of Accelerated Vesting of Stock Options	Value of Accelerated Vesting of Restricted Stock	Pension Plan Payments	Long-Term Disability Coverage	Health Insurance Coverage	Paid Life Insurance Coverage	Other Payments	Change-in-Control Payments
Termination:	$	$	$	$	$	$	$	$	$	$
Voluntary not for “Good Reason”	12,005(1)	—	—	—	8,396(6)	—	—	—	—	—
Voluntary for “Good Reason”	1,572,608(2)	—	—	—	8,396(6)	1,440(8)	29,959(10)	1,584(12)	1,442,892(16)	—
Involuntary Without “Cause”	1,572,608(2)	—	—	1,675,487(5)	8,396(6)	1,440(8)	29,959(10)	1,584(12)	1,442,892(16)	—
Involuntary for “Cause”	12,005(1)	—	—	—	8,396(6)	—	—	—	—	—
Permanent Disability	207,080(3)	—	—	1,675,487(5)	8,396(6)	Up to $20,000 per month (9)	3,745(11)	198(13)	3,000(17)	—
Death	12,005(1)	—	—	1,675,487(5)	6,652(7)	—	—	1,561,000(14)	—	—
Change-in-Control (with Adverse Employment Action)	12,005(1)	—	—	1,675,487(5)	8,396(6)	—	—	42,073(15)	—	2,896,390(18)

(1)	Payment of base salary for time worked through the termination date, December 31, 2015.
(2)
The amount is: (i) the present value of payment of the highest annual rate of base salary achieved during the term of Mr. Fainor’s employment agreement (i.e., $780,302) for 24 months from the date of termination; and (ii) payment of base salary for time worked through the termination date, December 31, 2015.

(3)	The amount is: (i) payment of base salary in effect on December 31, 2015 through March 31, 2016; and (ii) payment of base salary for time worked through the termination date, December 31, 2015.
(4)
As discussed in Compensation Discussion and Analysis – 2015 Executive Compensation Decisions, the Compensation Committee accelerated the payment of the 2015 incentive plan award ($663,256) approximately one month to December 2015 to address certain tax implications as a result of the merger with BB&T Corporation. As a result, as of the date of this table, December 31, 2015, no 2015 incentive plan award would be made.

(5)	Value of 135,887 shares of restricted stock, all of which would accelerate in their vesting due to the applicable termination event.
(6)	Present value of the defined benefit pension plan’s accumulated benefit obligation to Mr. Fainor at December 31, 2015.
(7)	Death benefit that would have been provided by National Penn’s defined benefit pension plan.
(8)	Premium cost for long-term disability insurance through December 31, 2017.
(9)	Amounts payable after salary continuation payments until age 67 (as provided under National Penn’s group disability insurance policy).

(10)	Premium cost of medical and dental insurance through December 31, 2017.
(11)	Premium cost of medical and dental insurance through March 31, 2016.
(12)	Premium cost of group life insurance and split-dollar life insurance through December 31, 2017.
(13)	Premium cost of group life insurance and split-dollar life insurance through March 31, 2016.
(14)	Life insurance payment under National Penn’s life insurance program.
(15)	Present value of the premium that would be payable in respect of the insurance policy under the National Penn Split-Dollar Insurance Plan through the date on which Mr. Fainor attains age 65.
(16)
This amount is: (i) payment in an amount equal to the present value of the payments that Mr. Fainor would have received under any cash bonus or long-term or short-term cash incentive compensation plan maintained by National Penn if he had continued to be employed during the 24 months following his date of termination and had earned in each calendar year that ends during such 24 month period a bonus or incentive award that equals the highest annual bonus or incentive award paid to him during the preceding 36 calendar months; (ii) the present value of matching 401(k) contributions that Mr. Fainor would have received during the 24 month period following his date of termination had he made maximum contributions to the plan during that period; and (iii) up to $75,000 in reimbursements for all reasonable expenses incurred in connection with the search for new employment, such as outplacement agency services and relocation expenses.

(17)	Automobile allowance through March 31, 2016.
(18)
In full satisfaction of National Penn’s obligations to Mr. Fainor under his employment agreement, National Penn will pay Mr. Fainor a lump sum cash payment equal to $2,896,390 upon the effective time of the merger with BB&T Corporation and Mr. Fainor has agreed to waive his right to the excise tax gross-up with respect to taxes imposed by reason of Sections 4999 and 280G of the Code.  Mr. Fainor’s employment agreement will terminate at the effective time of the merger with BB&T Corporation.

Michael J. Hughes

Assuming one of the following events had occurred on December 31, 2015, Mr. Hughes’ payments and benefits had an estimated value as follows:

	Salary Continuation	Incentive Plan Award for 2015 (4)	Value of Accelerated Vesting of Stock Options	Value of Accelerated Vesting of Restricted Stock	Pension Plan Payments	Long-Term Disability Coverage	Health Insurance Coverage	Paid Life Insurance Coverage	Other Payments	Change-in-Control Payments
Termination:	$	$	$	$	$	$	$	$	$	$
Voluntary	7,796(1)	—	—	—	—	—	—	—	—	—
Involuntary Without “Cause”	1,021,276(2)	—	269,200(5)	948,880(6)	—	1,440(7)	—	1,584(10)	16,800(14)	—
Involuntary for “Cause”	7,796(1)	—	—	—	—	—	—	—	—	—
Permanent Disability	261,166(3)	—	269,200(5)	948,880(6)	—	Up to $20,000 per month (8)	7,399(9)	396(11)	4,200(14)	—
Death	7,796(1)	—	269,200(5)	948,880(6)	—	—	—	1,014,000(12)	—	—
Change-in-Control (with Adverse Employment Action)	7,796(1)	—	269,200(5)	948,880(6)	—	___(15)	—	50,600(13)(15)	___(15)	1,720,660(15)

(1)	Payment of base salary for time worked through the termination date, December 31, 2015.
(2)	This amount is: (i) payment of base salary in effect on December 31, 2015 through December 31, 2017; and (ii) payment of base salary for time worked through the termination date, December 31, 2015.
(3)	This amount is: (i) payment of base salary in effect on December 31, 2015 through June 30, 2016; and (ii) payment of base salary for time worked through the termination date, December 31, 2015.
(4)
As discussed in Compensation Discussion and Analysis – 2015 Executive Compensation Decisions, the Compensation Committee accelerated the payment of the 2015 incentive plan award ($380,055) approximately one month to December 2015 to address certain tax implications as a result of the merger with BB&T Corporation. As a result, as of the date of this table, December 31, 2015, no 2015 incentive plan award would be made.

(5)
Represents the aggregate value of the spread (market price of National Penn common stock less the exercise price) of unvested stock options for 40,000 shares, which would accelerate in their vesting due to the applicable termination event.

(6)	Value with respect to 76,957 shares of restricted stock, which would accelerate in their vesting due to the applicable termination event.
(7)	Premium cost for long-term disability insurance through December 31, 2017.
(8)	Amounts payable after salary continuation payments until age 66 years and 4 months (as provided under National Penn’s group disability insurance policy).
(9)	Premium cost of medical insurance through June 30, 2016.
(10)	Premium cost of group life insurance and split-dollar life insurance through December 31, 2017.
(11)	Premium cost of group life insurance and split-dollar life insurance through June 30, 2016.
(12)	Life insurance payment under National Penn’s life insurance program.
(13)	Present value of the premiums that would be payable in respect of the insurance policy under the National Penn Split-Dollar Insurance Plan though the date on which Mr. Hughes attains age 65.
(14)	Automobile allowance through December 31, 2017 for involuntary without cause and through June 30, 2016 for permanent disability.
(15)
In full satisfaction of National Penn’s obligations to Mr. Hughes under his employment agreement, National Penn will pay Mr. Hughes a lump sum cash payment equal to $1,720,660 upon, and the employment agreement will terminate at, the effective time of the merger with BB&T Corporation.

Sandra L. Bodnyk

Assuming one of the following events had occurred on December 31, 2015, Ms. Bodnyk’s payments and benefits had an estimated value as follows:

	Salary Continuation	Incentive Plan Award for 2015 (4)	Value of Accelerated Vesting of Stock Options	Value of Accelerated Vesting of Restricted Stock	Pension Plan Payments	Long-Term Disability Coverage	Health Insurance Coverage	Paid Life Insurance Coverage	Other Payments	Change-in-Control Payments
Termination:	$	$	$	$	$	$	$	$	$	$
Voluntary	6,578(1)	—	—	836,788(5)	12,373(6)	—	—	—	—	—
Involuntary Without “Cause”	861,699(2)	—	—	836,788(5)	12,373(6)	1,440(8)	—	1,356(11)	16,80015)	—
Involuntary for “Cause”	6,578(1)	—	—	—	12,373(6)	—	—	—	—	—
Permanent Disability	220,358(3)	—	—	836,788(5)	12,373(6)	Up to $20,000 per month (9)	___(10)	339(12)	4,200(15)	—
Death	6,578(1)	—	—	836,788(5)	11,227(7)	—	—	856,000(13)	—	—
Change-in-Control (with Adverse Employment Action)	6,578(1)	—	—	836,788(5)	12,373(6)	___(16)	—	60,297(14)(16)	___(16)	1,451,803(16)

(1)	Payment of base salary for time worked through the termination date, December 31, 2015.
(2)	This amount is: (i) payment of base salary in effect on December 31, 2015 through December 31, 2017; and (ii) payment of base salary for time worked through the termination date, December 31, 2015.
(3)	This amount is: (i) payment of base salary in effect on December 31, 2015 through June 30, 2016; and (ii) payment of base salary for time worked through the termination date, December 31, 2015.
(4)
As discussed in Compensation Discussion and Analysis – 2015 Executive Compensation Decisions, the Compensation Committee accelerated the payment of the 2015 incentive plan award ($320,670) approximately one month to December 2015 to address certain tax implications as a result of the merger with BB&T Corporation. As a result, as of the date of this table, December 31, 2015, no 2015 incentive plan award would be made.

(5)	Value with respect to 67,866 shares of restricted stock, which would accelerate in their vesting due to the applicable termination event.
(6)	Present value of the defined benefit pension plan’s accumulated benefit obligation to Ms. Bodnyk at December 31, 2015.
(7)	Death benefit that would have been provided by National Penn’s defined benefit pension plan.
(8)	Premium cost for long-term disability insurance through June 30, 2017.
(9)	Amounts payable after salary continuation payments for 36 months (as provided under National Penn’s group disability insurance policy).
(10)	On December 31, 2015, Ms. Bodnyk was not participating in medical or dental insurance provided by National Penn. Accordingly, she would not have been entitled to any such continued coverage.
(11)	Premium cost of group life insurance and split-dollar life insurance through December 31, 2017.
(12)	Premium cost of group life insurance and split-dollar life insurance through June 30, 2016.
(13)	Life insurance payment under National Penn’s life insurance program.
(14)	Present value of the premiums that would be payable in respect of the insurance policy under the National Penn Split-Dollar Insurance Plan though the date on which Ms.Bodnyk attains age 65.
(15)	Automobile allowance through December 31, 2017, for involuntary without cause and June 30, 2016 for permanent disability.
(16)
In full satisfaction of National Penn’s obligations to Ms. Bodnyk under her employment agreement, National Penn will pay Ms. Bodnyk a lump sum cash payment equal to $1,451,803 upon, and the employment agreement will terminate at, the effective time of the merger with BB&T Corporation.

David B. Kennedy

Assuming one of the following events had occurred on December 31, 2015, Mr. Kennedy’s payments and benefits had an estimated value as follows.

	Salary Continuation	Incentive Plan Award for 2015 (4)	Value of Accelerated Vesting of Stock Options	Value of Accelerated Vesting of Restricted Stock	Pension Plan Payments	Long-Term Disability Coverage	Health Insurance Coverage	Paid Life Insurance Coverage	Other Payments	Change-in-Control Payments
Termination:	$	$	$	$	$	$	$	$	$	$
Voluntary	5,522(1)	—	—	—	8,078(6)	—	—	—	—	—
Involuntary Without "Cause"	723,401(2)	—	—	595,231(5)	8,078(6)	1,292(8)	—	1,137(11)	16,800(15)	—
Involuntary for “Cause”	5,522(1)	—	—	—	8,078(6)	—	—	—	—	—
Permanent Disability	184,992(3)	—	—	595,231(5)	8,078(6)	Up to $17,946 per month (9)	7,490(10)	284(12)	4,200(15)	—
Death	5,522(1)	—	—	595,231(5)	6,300(7)	—	—	718,000(13)	—	—
Change-in-Control (with Adverse Employment Action)	5,522(1)	—	—	595,231(5)	8,078(6)	___(16)	—	41,815(14)(16)	___(16)	1,218,118(16)

(1)	Payment of base salary for time worked through the termination date, December 31, 2015.
(2)	This amount is: (i) payment of base salary in effect on December 31, 2015 through December 31, 2017; and (ii) payment of base salary for time worked through the termination date, December 31, 2015.
(3)	This amount is: (i) payment of base salary in effect on December 31, 2015 through June 30, 2016; and (ii) payment of base salary for time worked through the termination date, December 31, 2015.
(4)
As discussed in Compensation Discussion and Analysis – 2015 Executive Compensation Decisions, the Compensation Committee accelerated the payment of the 2015 incentive plan award ($269,205) approximately one month to December 2015 to address certain tax implications as a result of the merger with BB&T Corporation. As a result, as of the date of this table, December 31, 2015, no 2015 incentive plan award would be made.

(5)	Value with respect to 48,275 shares of restricted stock, which would accelerate in their vesting due to the applicable termination event.
(6)	Present value of the defined benefit pension plan’s accumulated benefit obligation to Mr. Kennedy at December 31, 2015.
(7)	Death benefit that would have been provided by National Penn’s defined benefit pension plan.
(8)	Premium cost for long-term disability insurance through June 30, 2017.
(9)	Amounts payable after salary continuation payments until age 67 (as provided under National Penn’s group disability insurance policy).
(10)	Premium cost of medical insurance through June 30, 2016.
(11)	Premium cost of group life insurance and split-dollar life insurance through December 31, 2017.
(12)	Premium cost of group life insurance and split-dollar life insurance through June 30, 2016.
(13)	Life insurance payment under National Penn’s life insurance program.
(14)	Present value of the premiums that would be payable in respect of the insurance policy under the National Penn Split-Dollar Insurance Plan though the date on which Mr. Kennedy attains age 65.
(15)	Automobile allowance through December 31, 2017, for involuntary without cause and June 30, 2016 for permanent disability.
(16)
In full satisfaction of National Penn’s obligations to Mr. Kennedy under his employment agreement, National Penn will pay Mr. Kennedy a lump sum cash payment equal to $1,218,118 upon, and the employment agreement will terminate at, the effective time of the merger with BB&T Corporation.

Sean P. Kehoe

Assuming one of the following events had occurred on December 31, 2015, Mr. Kehoe's payments and benefits had an estimated value as follows:

	Salary Continuation	Incentive Plan Award for 2015 (3)	Value of Accelerated Vesting of Stock Options	Value of Accelerated Vesting of Restricted Stock	Pension Plan Payments	Long-Term Disability Coverage	Health Insurance Coverage	Paid Life Insurance Coverage	Other Payments	Change-in-Control Payments
Termination:	$	$	$	$	$	$	$	$	$	$
Voluntary	4,315(1)	—	—	—	—	—	—	—	—	—
Involuntary Without “Cause”	4,315(1)	—	—	186,356(4)	—	—	—	—	—	—
Involuntary for “Cause”	4,315(1)	—	—	—	—	—	—	—	—	—
Permanent Disability	74,440(2)	—	—	186,356(4)	—	Up to $14,025 per month (5)	3,548(6)	111(7)	—	—
Death	4,315(1)	—	—	186,356(4)	—	—	—	561,000(8)	—	—
Change-in-Control (with Adverse Employment Action)	4,315(1)	—	—	186,356(4)	—	—	—	30,743(9)	___ (10)	572,220(10)

(1)	Payment of base salary for time worked through the termination date, December 31, 2015.
(2)	This amount is: (i) payment of base salary in effect on December 31, 2015 through March 31, 2016; and (ii) payment of base salary for time worked through the termination date, December 31, 2015.
(3)
As discussed in Compensation Discussion and Analysis – 2015 Executive Compensation Decisions, the Compensation Committee accelerated the payment of the 2015 incentive plan award ($168,300) approximately one month to December 2015 to address certain tax implications as a result of the merger with BB&T Corporation. As a result, as of the date of this table, December 31, 2015, no 2015 incentive plan award would be made.

(4)	Value with respect to the 15,114 shares of restricted stock, which would accelerate in their vesting due to the applicable termination event.
(5)	Amounts payable after salary continuation payments until age 67 (as provided under National Penn’s group disability insurance policy).
(6)	Premium cost of medical and dental insurance through March 31, 2016.
(7)	Premium cost of group life insurance and split-dollar life insurance through March 31, 2016.
(8)	Life insurance payment under National Penn’s life insurance program.
(9)	Present value of the premiums that would be payable in respect of the insurance policy under the National Penn Split-Dollar Insurance Plan though the date on which Mr. Kehoe attains age 65.
(10)
In full satisfaction of National Penn’s obligations to Mr. Kehoe under his change-in-control agreement, National Penn will pay Mr. Kehoe a lump sum cash payment equal to $572,220 upon, and the change-in-control agreement will terminate at, the effective time of the merger with BB&T Corporation.

Director Compensation

The following table sets forth information on compensation of National Penn non-employee directors for the fiscal year ended December 31, 2015:

Name	Fees Earned or Paid in Cash (1) ($)	Restricted Stock Awards (2) ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings (4) ($)	All Other Compensation ($)	Total ($)
Thomas A. Beaver	121,561	70,003	—	—	32,056	—	223,620
Jeffrey P. Feather	53,565	63,677	—	—	21,899	—	139,141
Donna D. Holton	53,565	63,677	—	—	21,899	—	139,141
Thomas L. Kennedy	56,748	63,677	—	—	21,899	—	142,324
Patricia L. Langiotti	59,933	63,677	—	—	21,899	—	145,509
Christian F. Martin IV	38,707	56,252	—	—	19,592	—	114,551
Natalye Paquin	38,707	56,252	—	—	20,603	—	115,562
R. Chadwick Paul Jr.	41,890	56,252	—	—	19,592	—	117,734
C. Robert Roth	38,707	56,252	—	—	20,103	—	115,062
Wayne R. Weidner	41,890	56,252	—	—	19,621	—	117,763

(1)
Amounts reported are cash retainers and Board special meeting fees. Under the Directors’ Fee Plan, each non-employee director may choose to be paid these fees, in lieu of cash, in (a) shares of National Penn common stock, (b) National Penn common stock units or (c) deferred cash. National Penn common stock units are credited with dividend equivalents (at National Penn’s cash dividend rate) in the form of additional common stock units. All common stock units are converted to actual shares of National Penn common stock and issued to an individual upon his or her termination of service as a director or attaining age 65. Deferred cash is credited with interest at a money market rate and is paid out to an individual upon his or her termination of service as a director or attaining age 65.

(2)
Amounts reported are the grant date fair value for restricted stock unit awards (“RSUs”) made in 2015 for each individual under the Long-Term Incentive Compensation Plan. RSUs, like common stock units under the Directors’ Fee plan, are credited with dividend equivalents (at National Penn’s cash dividend rate) in the form of additional RSUs, and are converted to actual shares of National Penn common stock and issued to an individual at a future date, subject to satisfaction of an award’s service restrictions and other terms and conditions. As of December 31, 2015, each individual has the following aggregate number of RSUs credited to his or her account: Thomas A. Beaver: 74,649; Jeffrey P. Feather: 50,996; Donna D. Holton: 50,996; Thomas L. Kennedy: 50,996; Patricia L. Langiotti: 50,996; Christian F. Martin IV: 45,627; Natalye Paquin: 47,982; R. Chadwick Paul Jr.: 45,627; C. Robert Roth: 46,816; and Wayne R. Weidner: 45,695.

(3)
As of December 31, 2015, each individual has the following aggregate number of option awards outstanding: Thomas A. Beaver: 0; Jeffrey P. Feather: 5,665; Donna D. Holton: 5,665; Thomas L. Kennedy: 5,665; Patricia L. Langiotti: 0; Christian F. Martin IV: 5,665; Natalye Paquin: 0; R. Chadwick Paul Jr.: 5,665; C. Robert Roth: 0; and Wayne R. Weidner: 0.

(4)
Amounts reported are the fair market value of additional common stock units (including RSUs) credited in 2015 on a dividend reinvestment of common stock units (including RSU balance) under the Long-Term Incentive Compensation Plan.

The following table summarizes the cash compensation arrangements with non-employee directors (outside directors) for 2015. The Chairman of the Board does not receive retainers for committee service.

Cash Director Fees - 2015
Outside Directors Only
Retainers: Board members must attend in person or by phone 75% of meetings (Board and Committee Meetings combined) to be paid retainer. Committees include: Audit, Executive, Compensation, Nominating/Corporate Governance, Directors’ Enterprise Risk Management

Chairman of Board	$120,000
Chairman of National Penn Board Committee (if other than Chairman of the Board)	36,082
Other Directors	30,776
Special National Penn/National Penn Bank Board Meeting Fees - per meeting attended	1,593
National Penn/National Penn Bank Executive Committee Retainer	9,552
National Penn/National Penn Bank Audit Committee Retainer	6,368
National Penn/National Penn Bank Committee Member Retainer (other than Audit and Executive)	3,185
Director Emeritus (none currently) - Retainer	2,000

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are directors Holton (Chair), Beaver, Feather, Martin and Roth.  None of these directors is or was formerly an officer or employee of National Penn, nor did any of them engage in any “related party transaction” with National Penn during 2015.  In addition, none of our directors is an executive officer of another entity of which one of National Penn’s executive officers serves on the compensation committee or the board of directors.

Compensation Committee Report

The committee has reviewed and discussed with National Penn management the section of this report captioned “Compensation Discussion and Analysis” and based on this review and discussion has recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in National Penn’s Annual Report on Form 10-K for the year ended December 31, 2015.

Donna D. Holton, Chair
Thomas A. Beaver
Jeffrey P. Feather
Christian F. Martin IV
C. Robert Roth

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Directors and Executive Officers

The following table shows certain information about the ownership of National Penn common shares by the directors, nominees for director and executive officers of National Penn as of February 12, 2016.

Name of Beneficial Owner	Aggregate Number of Shares of National Penn Common Stock (1)		Exercisable Options for National Penn Common Stock (2)	Common Stock Units Held Under National Penn Plans (3)	Percent of Class (4)
Directors and Nominees
Thomas A. Beaver	49,311	(5)	—	125,429	*
Scott V. Fainor	745,703	(6)	30,300	—	*
Jeffrey P. Feather	409,669	(7)	3,090	56,754	*
Donna D. Holton	76,009	(8)	3,090	56,754	*
Thomas L. Kennedy	173,735	(9)	3,090	56,754	*
Patricia L. Langiotti	51,911	(10)	—	56,754	*
Christian F. Martin IV	539,177	(11)	3,090	90,706	*
Natalye Paquin	14,750		—	53,068	*
R. Chadwick Paul Jr.	59,338	(12)	3,090	50,713	*
C. Robert Roth	62,467	(13)	—	51,902	*
Wayne R. Weidner	68,357	(14)	—	50,781	*
Other Named Executive Officers
Michael J. Hughes	429,588	(15)	—	—	*
Sandra L. Bodnyk	245,694	(16)	13,900	—	*
David B. Kennedy	171,551	(17)	8,090	—	*
Sean P. Kehoe	35,100		—	—	*
All Directors and Executive Officers as a Group (16 Persons)	3,141,046		70,440	649,615	2.23%

*Amount owned does not exceed 1% of the total number of common shares outstanding as of February 12, 2016.

(1)	Unless otherwise indicated, sole voting and investment power is held by the named individual. Excludes Common Stock Units because actual shares are not issuable within 60 days of February 12, 2016.
(2)
Shares which may be acquired within 60 days of February 12, 2016 by exercise of vested options granted under National Penn stock compensation plans or granted in substitution for stock options of acquired companies, as provided in the acquisition agreements.

(3)
Common stock units stock credited under the Directors’ Fee Plan or restricted stock units credited under the Long-Term Incentive Compensation Plan (collectively, “Common Stock Units”). Common Stock Units will be converted to shares of National Penn common stock and paid out to individuals upon their termination of service or attaining age 65, in accordance with the terms of the respective Plans and the terms of the grants.

(4)	Calculation is based on shares held and exercisable options and excludes Common Stock Units (see footnotes 1 and 3).
(5)	Includes 37,829 shares held jointly with spouse.

(6)	Includes 311,421 shares held jointly with spouse. Includes 18,357 shares held in the National Penn Capital Accumulation Plan (a 401(k) plan).
(7)	Includes 358,169 shares held jointly with spouse.
(8)	Shares held jointly with spouse.
(9)	Includes 14,872 shares owned by spouse.
(10)	Includes 37 shares held jointly with spouse and 2,518 shares owned by spouse.
(11)
Includes 53,227 shares owned by spouse and 5,146 shares held in custody for daughter. Also includes 62,381 shares held indirectly by a corporation of which Mr. Martin is the majority shareholder; Mr. Martin disclaims beneficial ownership of these shares.

(12)	Includes 28,162 shares held jointly with spouse.
(13)	Includes 31,878 shares held jointly with spouse, 3,391 shares owned by spouse and 8,163 shares held in custody for his grandchildren.
(14)	Includes 3,860 shares held jointly with spouse.
(15)	Includes 10,000 shares held jointly with spouse.
(16)	Includes 17,948 shares held in the National Penn Capital Accumulation Plan (a 401(k) plan).
(17)	Includes 20,376 shares held in the National Penn Capital Accumulation Plan (a 401(k) plan).

Five Percent Shareholders

The following table shows individuals or groups known by National Penn to own more than 5% of its outstanding common shares as of February 12, 2016.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Shares

BlackRock, Inc.	13,117,287 (1)	9.33%
55 East 52nd Street
New York, NY 10022

The Vanguard Group	10,608,445 (2)	7.54%
100 Vanguard Blvd.
Malvern, PA 19355

(1)
Based on a Schedule 13G/A (Amendment No. 5) filed with the Securities and Exchange Commission on January 27, 2016 which reported beneficial ownership by BlackRock, Inc., BlackRock Fund Advisors, BlackRock Asset Management Canada Limited, BlackRock Asset Management Schweiz AG, BlackRock Advisors, LLC, BlackRock Institutional Trust Company, N. A., BlackRock Investment Management, LLC, BlackRock Asset Management Ireland Limited, BlackRock Investment Management (UK) Ltd, and BlackRock Investment Management (Australia) Limited.

(2)
Based on a Schedule 13G/A (Amendment No. 1) filed with the Securities Exchange Commission on February 10, 2016, which reported beneficial ownership by The Vanguard Group, Vanguard Fiduciary Trust Company and Vanguard Investments Australia, Ltd.

Equity Compensation Plan Table

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders Equity compensation plans not approved by security holders	2,794,739 (2) None	$12.47 (3) N/A	4,694,856 (4)(5) N/A
Total	2,794,739 (2)	$12.47 (3)	4,694,856 (4)(5)

(1)
The table includes information on stock options issued by National Penn in substitution for stock options of acquired companies. At December 31, 2015, 362,371 common shares are issuable upon exercise of substitute stock options issued in connection with the acquisition of KNBT Bancorp, Inc. The weighted average exercise price of all substitute stock options issued in the KNBT acquisition and outstanding at December 31, 2015 was $16.00 per share. National Penn cannot grant additional stock options under this substitute stock option plan.

(2)
Includes 89,781 common stock units credited to various non-employee directors’ accounts under the Directors’ Fee Plan and 510,380 common stock units credited (RSUs) to various non-employee directors’ accounts under the Long-Term Incentive Compensation Plan.

(3)	Common stock units, including RSUs, are not taken into account in calculating the weighted-average exercise price.

(4)
Includes 828,540 shares available for future issuance under National Penn’s Employee Stock Purchase Plan. Subject to limitations on participation by individual employees set forth in the Plan and as may be limited by the merger agreement with BB&T Corporation, all shares available for issuance can be issued in the current purchase period (the quarter ending March 31, 2016).

(5)
Includes 854,055 shares available for future issuance under National Penn’s Directors’ Fee Plan. Under the Directors’ Fee Plan, shares or common stock units may be issued or credited at fair market value in lieu of cash for directors’ fees.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR  INDEPENDENCE

Related Party Transactions and Policies

During 2015, certain directors and officers of National Penn, and companies with which they are associated, conducted banking transactions in the ordinary course of business with National Penn Bank. Similar transactions with National Penn Bank may be expected in the future. All loans and loan commitments involved in such transactions were made under substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other persons not related to National Penn. In the opinion of National Penn’s management, these transactions do not involve more than the normal risk of collectibility, nor do they present other unfavorable features. Each of these transactions was made in compliance with applicable law, including Section 13(k) of the Securities and Exchange Act of 1934, or the Exchange Act, and Federal Reserve Board Regulation O. As of December 31, 2015, outstanding loans to executive officers, directors and their affiliates represented 0.11% of shareholders’ equity in National Penn.

National Penn Bank’s Board of Directors is responsible for ensuring compliance with Regulation O, including its lending, record-keeping and reporting requirements and, to that end, has adopted and maintains a written Regulation O compliance policy. National Penn’s Chief Risk Officer and Chief Legal Officer are responsible for administration of the Regulation O compliance policy. They maintain a list of insiders (directors, executive officers, principal shareholders and their related interests) who are subject to the Regulation O compliance policy. Each year, a Regulation O questionnaire is circulated to all directors and executive officers in order to update related party information and to assist in the identification of potential related party transactions. Depending on the facts and circumstances, any direct or indirect extension of credit to an insider, including related interests, must be approved by the Board or any two of the following officers - President, Chief Credit Officer or Chief Banking Officer. Approval is only granted if the transaction will be made on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at that time for comparable transactions with other persons, and if the transaction does not involve more than the normal risk of collection and does not present any other unfavorable features.

National Penn also has a written Related Party Transaction Policy. Under this policy, a “related party transaction” is any transaction (or series of related transactions) in which National Penn or any subsidiary is a participant, involving more than $120,000, and in which a related party has a direct or indirect material interest. Related parties include all directors, nominees for election as directors, executive officers, 5% shareholders and immediate family members of any such persons. The policy generally provides for review, approval or ratification of any related party transaction by the Audit Committee.

On February 4, 2015, National Penn repurchased 7.3 million shares of common stock from Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L. P. for a total purchase price of $75,000,275. Former National Penn director Michael E. Martin is Managing Director and head of Warburg Pincus' financial services group. This transaction was approved by the Audit Committee pursuant to the Related Party Transaction Policy.

In addition to its Regulation O compliance policy and Related Party Transaction Policy, National Penn has a written Code of Conduct, approved by the Board, addressing, among other things, related party transactions. The Code of Conduct applies to all directors, officers and employees as well as their immediate family members and related business entities, trusts or estates. The Code of Conduct requires all covered persons and entities not to pursue any personal interests that might conflict with, or appear to conflict with, the interests of National Penn, or that might influence, or appear to influence, a person’s judgment in any matter involving National Penn. The Code of Conduct describes the application of the foregoing rule in a variety of circumstances, including the purchase, lease or sale of assets or services to or from National Penn. The Board is responsible for the enforcement of the Code of Conduct.

To identify related persons and entities, National Penn requires directors and executive officers to complete a Directors’ and Officers’ Questionnaire annually. This information is utilized to identify real or potential transactions in which conflicts of interest covered by the Related Party Transaction Policy or the Code of Conduct may arise.

Director Independence

The Board has determined, after an initial review and determination by the Nominating/Corporate Governance Committee, that each of directors Beaver, Feather, Holton, Kennedy, Langiotti, Martin, Paquin, Paul, Roth and Weidner is independent as provided under NASDAQ rules. There are no family relationships among the executive officers and directors of National Penn.

Audit Committee

In addition to the above NASDAQ independence requirements, the Securities and Exchange Commission has issued heightened independence standards pursuant to the Sarbanes-Oxley Act of 2002 that apply to audit committee members. These standards provide that a member of a NASDAQ-listed company’s audit committee may not, in his or her capacity as a member of the audit committee, the board of directors or any other board committee:

•	Accept, directly or indirectly, any consulting, advisory or other compensatory fee from National Penn or any subsidiary of National Penn, except for certain retirement benefits; or

•	Be an “affiliated person” of National Penn or any subsidiary of National Penn, as defined by Securities Exchange Commission rules.

The Board has determined that each member of National Penn’s Audit Committee meets these standards.

Compensation Committee

National Penn’s Compensation Committee generally reviews, approves and reports to the Board on compensation and related programs and plans. The Compensation Committee is currently comprised of five directors, all of whom are independent as described under “Director Independence.” NASDAQ has issued heightened independence standards pursuant to The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that apply to Compensation Committee members. These standards require consideration of any consulting, advisory or other compensatory fees paid by National Penn as well as other compensation received by the director. The Board has determined that each member of the Compensation Committee meets these standards.

Nominating/Corporate Governance Committee

National Penn’s Nominating/Corporate Governance Committee identifies and recommends nominees for election to the Board and oversees matters of corporate governance, including Board performance. The Nominating/Corporate Governance Committee is currently comprised of four directors, all of whom are independent as described under “Director Independence.”

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Report

The Audit Committee of National Penn’s Board of Directors is composed solely of independent directors, as currently defined by the listing standards of The Nasdaq Stock Market, and operates under a written charter adopted by the Board of Directors. The charter is available on National Penn’s Web site at www.nationalpennbancshares.com under “Governance Documents.”

Under its charter, the Audit Committee assists the Board of Directors in its general oversight of National Penn’s financial reporting, internal controls and audit functions.

Management is responsible for National Penn’s financial reporting process, including its system of internal controls, and for the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP). National Penn’s independent auditor is responsible for performing independent audits of National Penn’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and to issue reports thereon based on such audits.

The Audit Committee’s responsibility is to monitor and oversee these processes. It is not the Audit Committee’s duty or responsibility to conduct auditing or accounting reviews or procedures. The Audit Committee members are not National Penn employees and are not necessarily accountants or auditors by profession or experts in accounting or auditing, and their functions are not intended to duplicate or certify the activities of management or National Penn’s independent auditor. The Audit Committee serves a Board-level oversight role in which it provides advice, counsel and direction to management and National Penn’s independent auditor on the basis of the information it receives, discussions with management and National Penn’s independent auditor and the experience of the Audit Committee’s members in business, finance and accounting matters.

In this context, the Audit Committee has met and held discussions with management and National Penn’s independent auditor. Management has represented to the Audit Committee that National Penn’s consolidated financial statements were prepared with integrity and objectivity and in accordance with GAAP, and National Penn’s independent auditor has represented to the Audit Committee that it has performed its audit of National Penn’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). The Audit Committee has relied upon the representations of management and National Penn’s independent auditor without independent verification. The Audit Committee has reviewed and discussed the consolidated financial statements with management and National Penn’s independent auditor.

The Audit Committee discussed with National Penn’s independent auditor the matters required to be discussed by PCAOB Auditing Standard No. 16, Communications with Audit Committees.

National Penn’s independent auditor also provided to the Audit Committee the written disclosures and the letter required by the applicable requirements of the Public Company Accounting Oversight Board regarding National Penn’s independent auditor’s communications with the Audit Committee concerning independence, and the Audit Committee discussed such independence with National Penn’s independent auditor. The Audit Committee is not aware of any reason why National Penn’s independent auditor is not “independent” under the applicable rules.

Based on the Audit Committee’s review and discussions with management and National Penn’s independent auditor, the representations of management to the Audit Committee, the representations of National Penn’s independent auditor included in its report on National Penn’s consolidated financial statements, the Audit Committee recommended that the Board of Directors include the audited consolidated financial statements in National Penn’s Annual Report on Form 10-K for the year ended December 31, 2015.

Thomas L. Kennedy, Chair
Thomas A. Beaver
Patricia L. Langiotti
R. Chadwick Paul Jr.
Wayne R. Weidner

Audit and Non-Audit Fees

The aggregate fees billed to National Penn by its independent registered public accounting firm for the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
Audit Fees	$1,128,532	$1,017,993
Audit-Related Fees	507,087	766,677
Tax Fees	185,317	145,000
Total	$1,820,936	$1,929,670

Audit Fees

These fees consist of aggregate fees billed for professional services rendered for the audit of National Penn’s consolidated annual financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements, including internal control assessment work, for the fiscal year end.

Audit-Related Fees

These fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of National Penn’s consolidated financial statements and not reported under “Audit Fees.” They also include accounting assistance on various matters related to financial accounting and reporting standards and audits of National Penn’s 401(k) plan and student loan portfolio, and other audit work required for statutory or regulatory purposes. In 2014, Audit-Related Fees also include fees related to merger and acquisition services and the senior debt issuance. In 2015, Audit-Related Fees also include fees related to due diligence services and the secondary stock offering.

Tax Fees

These fees consist of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. They also include assistance regarding federal and state tax compliance, tax audit defense, tax refund claims and tax planning.

The Audit Committee considered whether the provision of the above services by KPMG was compatible with its independence and is satisfied that it was independent for the periods pertaining to its audit opinions.

Pre-Approval Requirements

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by National Penn’s independent registered public accounting firm. These services may be approved on a periodic basis so long as the services do not exceed pre-determined cost levels. If not approved on a periodic basis, such services must otherwise be separately pre-approved by the Audit Committee prior to being performed. In addition, any proposed services that were pre-approved on a periodic basis, but later would exceed the pre-determined cost level, also require separate pre-approval by the Audit Committee. The requirement for Audit Committee pre-approval of an engagement for non-audit services may be waived only if:

•
the aggregate amount of all such non-audit services provided is less than 5% of the total amount paid by National Penn to the independent registered public accounting firm during the fiscal year in which the services are provided;

•	the services were not recognized by National Penn at the time of the engagement to be non-audit services; and

•	the services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit for the fiscal year in which the non-audit services were provided.

The Audit Committee pre-approved all services provided by KPMG in 2015.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           1.           Financial Statements.

The following consolidated financial statements are included in Part II, Item 8, of this Report:

National Penn Bancshares, Inc. and Subsidiaries:

•	Consolidated Balance Sheets as of December 31, 2015 and 2014.

•	Consolidated Statements of Income for fiscal years ended December 31, 2015, 2014, and 2013.

•	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2015, 2014, and 2013.

•	Consolidated Statement of Changes in Shareholders’ Equity for fiscal years ended December 31, 2015, 2014 and 2013.

•	Consolidated Statements of Cash Flows for fiscal years ended December 31, 2015, 2014 and 2013.

•	Notes to Consolidated Financial Statements.

2.           Financial Statement Schedules.

Financial statement schedules are omitted because the required information is either not applicable, not required, or is shown in the financial statements or in their notes.

(b)           Exhibits.

2.1
Agreement and Plan of Merger, dated as of August 17, 2015, by and between BB&T Corporation and National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 2.1 in National Penn’s Current Report on Form 8-K, filed August 20, 2015.)

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

3.3	Statement or Certificate of Change of Registered Office (Incorporated by reference to Exhibit 3.4 to National Penn’s Annual Report on Form 10-K dated March 3, 2014, as filed on March 3, 2014.)
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

4.18
First Supplemental Indenture, dated as of September 16, 2014 between National Penn Bancshares, Inc. and U.S. Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to National Penn’s Report on Form 8-K dated September 16, 2014, as filed on September 16, 2014.)

4.19	Form of 4.25% Senior Note due 2024 (Incorporated by reference to Exhibit 4.3 to National Penn’s Report on Form 8-K dated September 16, 2014, as filed on September 16, 2014.)
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

10.7	National Penn Bancshares, Inc. Capital Accumulation Plan (Incorporated by reference to National Penn’s Registration Statement No. 333-192187 on Form S-8 as filed on November 8, 2013.)

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

10.16
Investment Agreement between National Penn Bancshares, Inc. and Warburg Pincus dated October 5, 2010. (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated October 6, 2010, as filed on October 6, 2010.)

10.17
Share Repurchase Agreement dated as of January 27, 2014, by and between Warburg Pincus Private Equity X, LP, Warburg Pincus X Partners, LP and National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 99.2 to National Penn’s Current Report on Form 8-K dated January 27, 2014, as filed on January 28, 2014.)

10.18	National Penn Bancshares, Inc. 2014 Long-Term Incentive Plan.* (Incorporated by reference to Exhibit 10.1 to National Penn’s Report on Form 8-K dated April 22, 2014, as filed on April 25, 2014.)
10.19
Executive Agreement dated April 17, 2014, among National Penn Bancshares, Inc., National Penn Bank and Sean P. Kehoe.* (Incorporated by reference to Exhibit 10.21 to National Penn’s Annual Report on Form 10-K for 2014, as filed on February 27, 2015.)

10.20
Share Repurchase Agreement, dated as of February 4, 2015, by and between Warburg Pincus Private Equity X, L.P., Warburg Pincus X Partners, L.P. and National Penn Bancshares, Inc. (Incorporated by reference to Exhibit 99.2 to National Penn’s Current Report on Form 8-K dated February 4, 2015, as filed on February 4, 2015.)

10.21
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

NATIONAL PENN BANCSHARES, INC.
(Registrant)

February 29, 2016	By	/s/ Scott V. Fainor
Scott V. Fainor
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Thomas A. Beaver	Director and Chairman	February 29, 2016
Thomas A. Beaver

/s/ Scott V. Fainor	Director, President and	February 29, 2016
Scott V. Fainor	Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey P. Feather	Director	February 29, 2016
Jeffrey P. Feather

/s/ Donna D. Holton	Director	February 29, 2016
Donna D. Holton

/s/ Thomas L. Kennedy	Director	February 29, 2016
Thomas L. Kennedy

/s/ Patricia L. Langiotti	Director	February 29, 2016
Patricia L. Langiotti

/s/ Christian F. Martin IV	Director	February 29, 2016
Christian F. Martin IV

/s/ Natalye Paquin	Director	February 29, 2016
Natalye Paquin

/s/ R. Chadwick Paul Jr.	Director	February 29, 2016
R. Chadwick Paul Jr.

/s/ C. Robert Roth	Director	February 29, 2016
C. Robert Roth

/s/ Wayne R. Weidner	Director	February 29, 2016
Wayne R. Weidner

/s/ Michael J. Hughes	Senior Executive Vice President and	February 29, 2016
Michael J. Hughes	Chief Financial Officer
(Principal Financial Officer)

/s/ Stephen C. Lyons	Senior Vice President and	February 29, 2016
Stephen C. Lyons	Chief Accounting Officer
(Principal Accounting Officer)